Form 10-Q
period 2015-03-31
Nexvet Biopharma plc
filed 2015-05-08
CIK 1618561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

+353 (1) 901 0339

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

As of May 13, 2015, the registrant had approximately 11,350,845 ordinary shares, nominal value $0.125, outstanding.

NEXVET BIOPHARMA PUBLIC LIMITED COMPANY

SPECIAL NOTE REGARDING FORWARD LOOKING StatementS

This Quarterly Report on Form 10‑Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements consist of all statements other than statements of historical fact, including statements regarding our future results of operations and financial position, ability to reach a statistically significant endpoint at the primary assessment of the NV-01 pivotal safety and efficacy study, results of the current, new or any future NV-01 study, future expenditures relating to NV-01, the time for completion of any of our studies, business strategy, prospective products, ability to obtain product approvals, research and development costs, timing and likelihood of success, plans and objectives of management for future operations, and future results of current and anticipated products.  These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  The words “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “might,” “objective,” “plan,” “potential,” “predict,” “project,” “position,” “seek,” “should,” “target,” “will,” “would,” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors.

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

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed consolidated Balance Sheets
(unaudited)

(in thousands, except share and per share amounts)

	March 31, 2015	June 30, 2014
Assets
Current assets
Cash	$55,467	$30,041
Other income receivable	2,494	2,404
Prepaid expenses and other	957	643
Total current assets	58,918	33,088
Property, plant and equipment, net	555	514
Intangible assets, net	1	2
Total assets	$59,474	$33,604
Liabilities, Convertible Preference Shares and Shareholders’ Equity (Deficit)
Current liabilities
Accounts payable	$761	$870
Accrued expenses	2,040	2,299
Lease incentive liability	23	28
Total current liabilities	2,824	3,197
Lease incentive liability	66	103
Warrants	—	5,435
Total noncurrent liabilities	66	5,538
Total liabilities	$2,890	$8,735
Commitments and contingencies (Note 11)
Convertible preference shares
SIRPS, $0.125 nominal value per share, zero and 4,000,000 shares authorized as of March 31, 2015 and June 30, 2014, respectively—zero and 1,737,132 shares issued and outstanding as of March 31, 2015 and June 30, 2014, respectively	$—	$8,177
Series B, $0.125 nominal value per share, zero and 8,000,000 shares authorized as of March 31, 2015 and June 30, 2014, respectively—zero and 4,200,006 shares issued and outstanding as of March 31, 2015 and June 30, 2014, respectively	—	25,649
Total convertible preference shares	$—	$33,826
Shareholders’ equity (deficit)
Ordinary shares, $0.125 nominal value per share, 100,000,000 and 20,000,000 shares authorized as of March 31, 2015 and June 30, 2014, respectively—11,350,845 and 1,268,810 shares issued and outstanding as of March 31, 2015 and June 30, 2014, respectively	$1,418	$126
Euro deferred shares, €100 nominal value per share, 400 and zero shares authorized as of March 31, 2015 and June 30, 2014, respectively—400 and zero shares issued and outstanding as of March 31, 2015 and June 30, 2014, respectively	13	—
Additional paid-in capital	79,079	2,342
Accumulated other comprehensive (loss) income	(4,750)	373
Accumulated deficit	(19,176)	(11,798)
Total shareholders’ equity (deficit)	56,584	(8,957)
Total liabilities, convertible preference shares and shareholders’ equity (deficit)	$59,474	$33,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Revenue
Other	$—	$7	$25	$7
Total revenue	—	7	25	7
Operating Expenses
Research and development	2,679	1,601	7,444	3,621
General and administrative	2,430	1,099	7,688	2,551
Total operating expenses	5,109	2,700	15,132	6,172
Loss from operations	(5,109)	(2,693)	(15,107)	(6,165)
Other Income (Expense)
Research and development incentive income	1,011	626	2,693	1,443
Government grant income	84	581	403	1,247
Exchange gain (loss)	1,341	(2)	4,595	(41)
Interest income	5	18	38	37
Net loss	$(2,668)	$(1,470)	$(7,378)	$(3,479)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.36)	$(1.47)	$(2.30)	$(3.48)
Weighted-average ordinary shares outstanding, basic and diluted	7,474,478	1,000,000	3,204,434	1,000,000
Comprehensive Loss
Net loss	$(2,668)	$(1,470)	$(7,378)	$(3,479)
Net (loss) gain in foreign currency translation adjustments	(1,505)	84	(5,123)	162
Total comprehensive loss	$(4,173)	$(1,386)	$(12,501)	$(3,317)

The accompanying notes are an integral part of these condensed consolidated financial statements.

condensed Consolidated Statements of Changes in Convertible Preference shares and Shareholders’ EQUITY (Deficit)

(unaudited)

(in thousands, except share and per share amounts)

	Convertible Preference Shares		Ordinary Shares		Ordinary Shares Subject to Limited Recourse Loans		Euro Deferred Shares		Convertible Preference Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance as of July 1, 2013	792,117	$3,597	1,000,000	$124	264,386	$—	—	$—	—	$—	$1,979	$71	$(5,088)	$(2,914)
Issuance of ordinary shares—payment of limited recourse loan	—	—	9,706	1	(9,706)	—	—	—	—	—	36	—	—	37
Issuance of ordinary shares	—	—	4,424	1	—	—	—	—	—	—	21	—	—	22
Issuance of SIRPS convertible preference shares, net of issuance costs of $294	945,015	4,580	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series B convertible preference shares, net of issuance costs of $1,021	4,200,006	25,649	—	—	—	—	—	—	—	—	—	—	—	—
Share-based compensation expense and share award conversions	—	—	—	—	—	—	—	—	—	—	306	—	—	306
Exchange difference on translation of foreign operations	—	—	—	—	—	—	—	—	—	—	—	302	—	302
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(6,710)	(6,710)
Balance as of June 30, 2014	5,937,138	$33,826	1,014,130	$126	254,680	$—	—	$—	—	$—	$2,342	$373	$(11,798)	$(8,957)
Issuance of ordinary shares and Euro deferred shares	—	$—	2	$—	—	$—	400	$13	—	$—	$—-	$—	$—	$13
Ordinary shares no longer subject to limited recourse loan	—	—	109,611	14	(109,611)	—	—	—	—	—	(14)	—	—	—
Share repurchase	—	—	—	—	(145,069)	—	—	—	—	—	—	—	—	—
Issuance of share warrants	—	—	—	—	—	—	—	—	—	—	5,435	—	—	5,435
Issuance of ordinary shares—conversion of share-based compensation	—	—	112,649	14	—	—	—	—	—	—	(3)	—	—	11
Issuance of ordinary shares, net of issuance costs of $3,830	6	—	4,177,284	522	—	—	—	—	—	—	37,416	—	—	37,938
Adjustment for shares issued in connection with share consolidation	16	—	9	—	—	—	—	—	—	—	—	—	—	—
Reclassification into shareholders’ equity	(5,937,160)	(33,826)	—	—	—	—	—	—	5,937,160	33,826	—	—	—	33,826
Reclassification to ordinary shares	—	—	5,937,160	742	—	—	—	—	(5,937,160)	(33,826)	33,084	—	—	—
Share-based compensation expense and share award conversions	—	—	—	—	—	—	—	—	—	—	819	—	—	819
Exchange difference on translation of foreign operations	—	—	—	—	—	—	—	—	—	—	—	(5,123)	—	(5,123)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(7,378)	(7,378)
Balance as of March 31, 2015	—	$—	11,350,845	$1,418	—	$—	400	$13	—	$—	$79,079	$(4,750)	$(19,176)	$56,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED ConsolidaTed Statements of Cash Flows

(unaudited)

(in thousands, except share and per share amounts)

	Nine Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities
Net loss	$(7,378)	$(3,479)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation expense	943	145
Depreciation and amortization expense	113	22
Changes in assets and liabilities:
Other income receivable	(90)	(452)
Prepaid expenses and other	(314)	(74)
Accounts payable, accrued expenses and lease incentive liability	(410)	1,246
Net cash used in operating activities	(7,136)	(2,592)
Cash Flows from Investing Activities
Purchase of property, plant and equipment	(240)	(261)
Purchase of intangible assets	—	(2)
Net cash used in investing activities	(240)	(263)
Cash Flows from Financing Activities
Proceeds from issuance of ordinary shares	37,962	—
Proceeds from issuance of convertible preference shares and warrants	—	4,580
Net cash provided by financing activities	37,962	4,580
Effect of exchange rate changes on cash	(5,160)	175
Net increase in cash	25,426	1,900
Cash at beginning of period	30,041	483
Cash at end of period	$55,467	$2,383
Supplemental Disclosure
Offering costs in connection with issuance of ordinary shares recorded in equity	$3,830	$—
Offering costs in connection with convertible preference shares and warrants recorded in equity	—	294

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to CONDENSED Consolidated Financial Statements

(unaudited)

1. Organization and Description of Business

Nexvet Biopharma public limited company and its subsidiaries (the “Company”) is a clinical stage biopharmaceutical company focused on transforming the therapeutic market for companion animals by developing and commercializing novel, species-specific biologics based on human biologics. As a class, biologics, which include monoclonal antibodies (“mAbs”) and fusion proteins, have transformed human medicine in recent decades and represent some of the top-selling therapies on the market today.  The Company’s proprietary platform, which it refers to as “PETization,” is an algorithmic approach that enables the Company to rapidly create mAbs that are designed to be recognized as “self” or “native” by an animal’s immune system, a property referred to as “100% species-specificity.” PETization is also designed to build upon the safety and efficacy data from clinically tested human therapies to create new therapies for companion animals, thereby reducing clinical risk and development cost.  The Company’s first product candidate, NV–01, is a mAb that is a nerve growth factor inhibitor for the control of pain associated with osteoarthritis in dogs. The Company’s second product candidate, NV–02, is a mAb that is a nerve growth factor inhibitor for the control of pain associated with degenerative joint disease in cats. The Company’s third product candidate, NV–08, is a fusion protein that is a tumor necrosis factor inhibitor for the treatment of chronic inflammatory diseases, including atopic dermatitis, in dogs.  If the Company’s proof-of-concept safety and efficacy studies are successful, the Company expects to progress these product candidates into formal development. Using PETization, the Company is seeking to advance one new product candidate into Proof of Concept Studies per year, commencing in the second half of 2015.

The Company has experienced losses since its inception and had an accumulated deficit of $19.2 million and $11.8 million as of March 31, 2015 and June 30, 2014, respectively. For the foreseeable future, management expects the Company to continue to incur losses and negative cash flows, which will increase significantly from historical levels as the Company expands its development activities, seeks regulatory approvals for its lead product candidates and begins to commercialize any approved products. To date, the Company has been funded primarily through sales of capital shares.  Management believes the Company’s cash of $55.5 million as of March 31, 2015 will be sufficient to fund its operations for at least the next 12 months.

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

In August 2014, the Nexvet Australia Pty Ltd (“Nexvet Australia”) completed a one-for-four share consolidation pursuant to which each holder of ordinary shares received one ordinary share for every four ordinary shares held by such holder, and each holder of preference shares received one preference share for every four preference shares held by such holder.  The number of ordinary shares that may be acquired upon exercise of options or warrants or upon conversion of restricted share units was similarly reduced on a one-for-four basis, with a proportionate adjustment to the exercise or conversion price, as applicable. Because Irish law requires the payment to an issuer of at least the nominal value per share in order to acquire such shares from the issuer, any options or restricted share units with a zero exercise or conversion price became exercisable or convertible, as applicable, at the nominal value per ordinary share in August 2014 in anticipation of the Company’s reorganization into Ireland. This nominal value became $0.10 per ordinary share in September 2014 in connection with the Company’s reorganization into Ireland and was revised to $0.125 per ordinary share in connection with the four-for-five share consolidation in November 2014.

In September 2014, Nexvet Australia completed a transaction in which (i) Nexvet Biopharma Limited became the parent company of Nexvet Australia and its subsidiaries and (ii) all of the holders of ordinary shares, preference shares, restricted share units and options and warrants to purchase ordinary shares of Nexvet Australia exchanged their holdings for equivalent ordinary shares, preference shares, restricted share units or options or warrants to purchase ordinary shares, as applicable, of Nexvet Biopharma Limited (“Irish Exchange”).  Nexvet Biopharma Limited then re-registered as an Irish public limited company in September 2014.  We refer to this re-registration and the Irish Exchange collectively as the “Irish Reorganization.” Nexvet Biopharma plc became the parent company of Nexvet Australia pursuant to the Irish Reorganization, and for financial reporting purposes the historical condensed consolidated financial statements of Nexvet Australia became the historical condensed consolidated financial statements of Nexvet Biopharma plc and its subsidiaries as a continuation of the predecessor.

In November 2014, the Company completed a four-for-five share consolidation.  Each holder of ordinary shares and preference shares received four ordinary shares or four preference shares for every five ordinary shares or five preference shares held by each such holder.  The number of ordinary shares that may be acquired upon exercise of options or warrants on upon conversion of restricted share units was similarly reduced on a four-for-five basis, with a proportionate adjustment to the exercise or conversion price, as applicable.

In February 2015, the Company closed its initial public offering of 4.0 million ordinary shares at a price to the public of $10.00 per share.  In March 2015, the underwriters partially exercised their over-allotment option and purchased an additional 0.2 million shares. Following the sales of these securities, the Company received aggregate gross proceeds of $41.8 million and aggregate net proceeds of $38.0 million, after deducting the underwriting discount of $2.9 million and estimated offering expenses of $0.9 million payable by the Company.  Upon the initial closing, an amended Memorandum and Articles of Association (the “New M&A”) became effective for the Company and all 5,937,160 convertible preference shares then outstanding were converted into 5,937,160 ordinary shares.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying interim condensed consolidated financial statements of the Company include the operations of all its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  Such operations include the Company, Nexvet Australia, NVIP Pty Limited, Nexvet UK Limited, Nexvet Ireland Limited, Tevxen Limited and Nexvet US, Inc.  All intercompany balances and transactions have been eliminated in consolidation.  The Company’s fiscal year ends on June 30, and references to any fiscal year are to the Company’s year ended June 30 in that year. Certain information and disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements and related disclosures as of March 31, 2015 and for the three and nine months ended March 31, 2015 and 2014 are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2015 and the results of its operations and comprehensive loss and its cash flows for the three and/or nine months ended March 31, 2015 and 2014.  The financial data and other information disclosed in these notes related to the three and/or nine months ended March 31, 2015 and 2014 are unaudited. The results for the three and nine months ended March 31, 2015 and 2014 are not necessarily indicative of results to be expected for a full year, any other interim periods or any future year or period.

These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the year ended June 30, 2014 included in the Company’s registration statement on Form S‑1 (Registration No. 333-201309) filed pursuant to rule 424(b) on February 5, 2015 with the SEC.  The condensed consolidated balance sheet data as of June 30, 2014 was derived from audited consolidated financial statements.

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

Net Loss Per Share

Net loss per share information is determined using the two-class method, which includes the weighted-average number of ordinary shares outstanding during the period and other securities that participate in dividends (a participating security) as applicable in accordance with Accounting Standards Codification (“ASC”) Topic 260-10, Earnings Per Share.  Net loss per share disclosures for all periods have been revised to give effect to the share consolidations that took place in the reporting period.

Under the two-class method, basic net loss per share applicable to ordinary shareholders is computed by dividing the net loss applicable to ordinary shareholders by the weighted-average number of ordinary shares outstanding for the reporting period.

Diluted net loss per share gives effect to all potentially dilutive securities, including convertible preference shares and shares issuable upon the exercise or conversion, as applicable, of outstanding warrants, share options and restricted share units, using the treasury shares method.  For the three and nine months ended March 31, 2015 and 2014, the Company has excluded the effects of all potentially dilutive shares, which include convertible preference shares, warrants to purchase ordinary shares, ordinary share options, restricted share units and the ordinary shares issued subject to limited recourse loans, from the weighted-average number of ordinary shares outstanding as their inclusion in the computation for all periods would be anti-dilutive due to net losses.

Cash

As of March 31, 2015 and June 30, 2014, the Company’s cash consisted of cash deposited in a business operating account or in short-term deposit accounts of less than 90 days’ original duration.

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

Warrants

The Company’s liabilities primarily consist of warrants that were issued to investors and financial advisors in connection with private placements of the Company’s securities in May 2014 and permits the investors and financial advisors to purchase ordinary shares at exercise prices of $8.625 and $7.50 per share, respectively, on or before May 2019.  Because the warrants may be net exercised and are exercisable in U.S. dollars, and the functional currency of Nexvet Australia, the original issuer of the warrants, is Australian dollars, they were classified as a liability as of June 30, 2014.  The warrants were reclassified to shareholders’ equity (deficit) in September 2014 following the Irish Reorganization (in which the original warrants were exchanged for warrants issued by the Company) because the Company has a U.S. dollar functional currency.

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

There were warrants to purchase 1,766,998 ordinary shares issued during fiscal year 2014 and no warrants issued during the nine months ended March 31, 2015.

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

Research and Development Expense

Research and development costs are expensed as incurred and consist primarily of (i) payroll and related expense for all employees engaged in scientific research and development functions, including wages, related benefits and share-based compensation, (ii) fees for regulatory, professional and other consultants and (iii) development costs, including costs of drug discovery, safety, proof-of-concept and pivotal safety and efficacy studies, development of biological materials and service providers. The Company is currently pursuing its NV-01, NV-02 and NV-08 lead product candidates and typically uses its employee and infrastructure resources across multiple development programs.  The Company allocates outsourced development costs by lead product candidates but does not allocate personnel or other internal costs related to development to specific product candidates.

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

Segment Data

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions.  The Company is a clinical stage biopharmaceutical company focusing on developing therapies for companion animals. At June 30, 2014 all major assets were held in Australia. As of March 31, 2015, $38.0 million of cash raised on completion of the initial public offering has been retained in United States.  All other major assets are held in Australia.

Recently Adopted Accounting Pronouncements

We have early adopted the provisions of Accounting Standards Update, or ASU, No. 2014-10, Elimination of Certain Financial Requirements, Including an Amendment to Variable Interest Entities Guidance Topic in Topic 810, Consolidation, starting in fiscal year 2014.  In June 2014, the Financial Accounting Standards Board, or FASB, issued guidance removing the definition of a development stage entity from the Master Glossary of the ASC, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.  This guidance also eliminates an exception provided to development stage entities in ASC Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of the investment equity that is at risk.  On adoption, we were not required to present or disclose any information required by ASC Topic 915, Development Stage Entities.

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

This guidance will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  The Company is currently evaluating the impact that this guidance will have on the Company’s consolidated results of operations, financial position and cash flows.

In June 2014, the FASB issued ASU 2014-12, Compensation—Stock Compensation.  This guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  A reporting entity should apply the existing guidance in ASC Topic 718, Compensation—Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards.  As such, the performance target should not be reflected in estimating the grant-date fair value of the award.  Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.  If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period.  The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest.  The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved.  This guidance will be effective for annual reporting periods beginning after December 15, 2015.  The Company is currently evaluating the impact that this guidance will have on the Company’s consolidated results of operations, financial position and cash flows.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40).  This guidance defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.  Under the guidance, management is required to evaluate, for each annual and interim reporting period, whether it is probable that the entity will not be able to meet its obligations as they become due within one year after the date that the financial statements are issued or are available to be issued.  When management identifies substantial doubt about the entity’s ability to continue as a going concern, additional disclosures are required.  This guidance will be effective for annual reporting periods beginning after December 15, 2016.  The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In February 2015, the FASB issued ASU 2015-02, Consolidation. This guidance amends existing consolidation guidance in which a reporting entity might be required to consolidate another legal entity in situations in which the reporting entity’s contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity’s voting rights, or the reporting entity is not exposed to a majority of the legal entity’s economic benefits or obligations. The guidance:

•	modifies the evaluations of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities;
•	eliminates the presumption that a general partner should consolidate a limited partner;
•	affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and
•	provides a scope exception from consolidation guidance for reporting entities with interests in certain investment funds.

The guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest. This guidance simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The guidance will be effective for annual reporting periods beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

3. Accrued Expenses

Accrued expenses consisted of the following as of the dates indicated:

	March 31,	June 30,
	2015	2014
	(in thousands)
Accrued payroll and related expenses	$791	$502
Accrued professional fees	315	355
Accrued research and development costs	934	1,442
Accrued expenses	$2,040	$2,299

4. Warrants

	March 31,	June 30,
	2015	2014
	(in thousands)
Warrants	$—	$5,435

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

5. Convertible Preference Shares

Prior to February 2015, the Company had issued Series A investment preference shares (“SIRPS Preference Shares”) and Series B convertible preference shares (“Series B Preference Shares”) (collectively, the “Preference Shares”). The Company’s Memorandum and Articles of Association as of June 30, 2014 authorized 12,000,000 Preference Shares with a nominal value of $0.125 per Preference Share.

Preference Shares consisted of the following as of June 30, 2014:

June 30, 2014	Preference Shares Issued and Outstanding	Liquidation Preference	Carrying Value
		(in thousands)
SIRPS Preference Shares	1,737,132	$16,353	$8,177
Series B Preference Shares	4,200,006	51,298	25,649
	5,937,138	$67,651	$33,826

Prior to August 2014, upon certain insolvency and other events, the holders of the Preference Shares could require their redemption.  Therefore, the Preference Shares were classified outside of shareholders’ equity (deficit) in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities as of June 30, 2014.  In August 2014, these redemption features were eliminated, and, in November 2014, 16 additional convertible preference shares were issued in connection with the second share consolidation.  Following changes to the redemption features of the Preference Shares in August 2014, the Preference Shares were reclassified into shareholders’ equity (deficit).

In February 2015, on completion of the Company’s initial public offering, each preference share automatically converted into one ordinary share.

6. Ordinary Shares

In February 2015, upon the initial closing of the Company’s initial public offering, the New M&A became effective for the Company.  The New M&A amended the Company’s authorized capital to 400 Euro deferred shares with a nominal value of €100 each, 100,000,000 ordinary shares with a nominal value of US$0.125 each and 10,000,000 undesignated preferred shares with a nominal value of US$0.01 each.  As of June 30, 2014, the Company’s authorized capital was 20,000,000 ordinary shares and 12,000,000 Preference Shares, each with a $0.125 nominal value per share.

As of March 31, 2015 and June 30, 2014, there were 11,350,845 and 1,268,810 ordinary shares outstanding, respectively, which included zero and 254,680 ordinary shares subject to limited recourse loans, respectively.

In the Company’s initial public offering, an aggregate of 4,176,903 ordinary shares were issued.  Upon the initial closing of the Company’s initial public offering, all 5,937,160 Preference Shares then outstanding were converted into 5,937,160 ordinary shares.

7. Fair Value Measurement

Assets and liabilities carried at fair value on a recurring basis as of March 31, 2015 and June 30, 2014, including financial instruments, which the Company accounts for under the fair value option, are summarized in the following tables.

March 31, 2015	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
	(in thousands)
Assets
Cash	$55,467	$—	$—	$55,467

June 30, 2014	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets
Cash	$30,041	$—	$—	$30,041
Liabilities
Warrants	$—	$—	$5,435	$5,435

In September 2014, the warrants were transferred out of level 3 due to the change in organizational structure, which resulted in the warrants no longer being valued at fair value. There were no other transfers between the levels within the reporting period.

8. Net Loss Per Share

The calculation of net loss per participating securities (“EPS”) for the three and nine months ended March 31, 2015 and 2014 is presented below. For more information on the calculation of EPS, see Note 2.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
	(in thousands, except share and per share amounts)
Net loss	$(2,668)	$(1,470)	$(7,378)	$(3,479)
Weighted-average ordinary shares issued and outstanding—basic and diluted	7,474,478	1,000,000	3,204,434	1,000,000
Net loss per ordinary share—basic and diluted	$(0.36)	$(1.47)	$(2.30)	$(3.48)

The following ordinary share equivalents were excluded from the calculation of diluted net loss per share for the periods ended on the dates indicated because including them would have an anti-dilutive effect:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
	(in thousands, except share and per share amounts)
Preference Shares	—	1,737,132	—	1,737,132
Share-based awards	467,403	—	467,403	—
Warrants	1,766,998	—	1,766,998	—
Shares subject to limited recourse loans (see Note 9)	—	264,386	—	264,386
Total	2,234,401	2,001,518	2,234,401	2,001,518

Unaudited basic and diluted net loss per share for the three months ended March 31, 2015 and 2014 and the nine months ended March 31, 2015 and 2014 are computed using the weighted-average number of ordinary shares. Outstanding share options, restricted share units, preference shares and warrants were excluded from the calculation of net loss per share because including them would have had an anti-dilutive effect.

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

The limited recourse loans were repayable within 30 days of the termination of service to the Company of the employee, director or consultant. Failure to pay back the loan within that time frame would have resulted in the relinquishment of those shares by the shareholder. The balance of loans outstanding as of March 31, 2015 was zero and as of June 30, 2014 was $1.0 million. As discussed in Note 2, the Company has not recognized a separate receivable for limited recourse loans.

The 2012 Plan is no longer in use.  Between June 30, 2014 and March 31, 2015, all of the limited recourse loans were either repaid in cash or satisfied by the repurchase by the Company of certain ordinary shares issued subject to such loans at a purchase price of $6.35 per ordinary share.  The Company issued to each former holder of such ordinary shares an option to purchase a number of ordinary shares equal to the number of ordinary shares repurchased with an exercise price of $6.35 per ordinary share.  The new options expire in February 2018, consistent with the original repayment date of the loan.  With respect to Dr. Heffernan, his $0.3 million loan amount was satisfied with a repurchase by the Company of 52,040 ordinary shares held by him and the grant to him of an option to purchase 52,040 ordinary shares.  With respect to Dr. Gearing, his $0.3 million loan amount was satisfied with a repurchase by the Company of 46,372 ordinary shares held by him and the grant to him of an option to purchase 46,372 ordinary shares.

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

Related Party Transactions

Dr. Andrew Gearing is a former director, a co-founder of the Company and a brother of David Gearing, a co-founder of the Company and its Chief Scientific Officer.  Dr. Andrew Gearing serves on the board of directors of Biocomm Squared Pty Ltd.  In August 2013, the Company entered into a consulting agreement with Biocomm Squared Pty Ltd for research and development support services.  This agreement was superseded by a new consulting agreement in December 2013, which was amended in April 2014.  The Company recorded research and development expense of $48,000, $48,000, $163,000 and $115,000 for the three and nine months ended March 31, 2015 and 2014, respectively, related to these agreements. As of March 31, 2015 and June 30, 2014, there was $17,000 and $23,000 payable to Biocomm Squared Pty Ltd, respectively.

Ridge Biotechnology Consulting, LLC is owned and operated by Dr. Robert Gearing, the brother of David Gearing, a co-founder of the Company and its Chief Scientific Officer.  In October 2010, the Company entered into a consulting agreement with Ridge Biotechnology Consulting, LLC for the provision of services to the Company.  The agreement was superseded by agreements entered into in April 2011 and April 2012, and a new consulting agreement with Ridge Biotechnology Consulting, LLC was entered into in January 2014.  The Company recorded general and administrative expense of $65,000, $29,000, $185,000 and $70,000 in three and nine months ended March 31, 2015 and 2014, respectively, related to these agreements. As of March 31, 2015 and June 30, 2014, there was $31,000 and $19,000 payable to Ridge Biotechnology Consulting, LLC, respectively. Dr. Robert Gearing was also a party to a 2012 agreement with the Company pursuant to which the Company issued Dr. Gearing 4,424 ordinary shares in fiscal year 2014 and 6,250 ordinary shares in fiscal year 2013, with an aggregate value of $48,000, for arranging certain research and development services.

Peter Howard is a former director of the Company. In July 2011, the Company entered into a consultancy agreement with Mr. Howard for financial advisory services. The Company recorded expense of zero, $7,000, $28,000 and $21,000 for the three and nine months ended March 31, 2015 and 2014, respectively, related to this agreement.

Dr. Paul Wood is a former director of the Company. In May 2013, the Company entered into a consultancy agreement with Dr. Wood for consulting services. The Company recorded expense of $7,000, $4,000, $16,000 and $30,000 for the three and nine months ended March 31, 2015 and 2014, respectively, related to this agreement.

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

	Nine Months Ended	Year Ended
	March 31, 2015	June 30, 2014
Fair value per ordinary share	$6.35 - $9.50	$5.15
Risk free interest rate	1.7%	4.0%
Expected term (in years)	5 years	5 - 10 years
Expected volatility	80%	80%
Expected dividend yield	zero	zero

The following table summarizes share option activity for fiscal year 2014 and the nine months ended March 31, 2015:

	Shares Issuable Under Options		Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of June 30, 2013	264,386		$4.20	5	$708
Granted	215,799		0.125	4.75	1,115
Exercised	—		—	—	—
Ordinary shares no longer subject to limited recourse loans	(9,706)	(1)	4.20	5	(26)
Expired or forfeited	—		—	—	—
Outstanding as of June 30, 2014	470,479		2.33	5	1,797
Granted	303,661		3.10	5	3,431
Exercised	(92,940)		0.125	5	(13)
Ordinary shares no longer subject to limited recourse loans	(109,611)	(1)	4.20	5	(460)
Repurchased	(145,069)	(1)	6.35	5	(222)
Expired or forfeited	(6,289)		0.125	—	(8)
Outstanding as of March 31, 2015	420,231		$2.31	5	$4,525
Options vested and expected to vest, as of June 30, 2014	6,195		$0.125
Options vested and expected to vest, as of March 31, 2015	160,837		$5.74

(1) Reflects ordinary shares issued subject to limited recourse loans. See Note 9.

The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s ordinary shares for those share options that had exercise prices lower than the fair value of the Company’s ordinary shares.

In addition to the share options described above, the Company has granted restricted share units to its directors, employees and consultants. Restricted share units are valued at the fair value of the underlying ordinary shares as of the date of grant. The fair value of the ordinary shares issuable upon conversion of restricted share units considered the price per share paid by investors in the Company’s private financings, including the SIRPS Preference Shares in July 2013. The ordinary shares subject to the restricted share units are generally issued when they vest.  The table below presents the Company’s restricted share unit activity for fiscal year 2014 and the nine months ended March 31, 2015:

	Number of Restricted Share Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of June 30, 2013	—	$—	—	$—
Granted	29,214	5.15	2.1	151
Converted	—	—	—	—
Forfeited	—	—	—	—
Outstanding as of June 30, 2014	29,214	5.15	2.1	151
Granted	37,667	7.72	2.2	286
Converted	(19,709)	5.51	—	(109)
Forfeited	—	—	—	—
Outstanding as of March 31, 2015	47,172	$7.06	1.9	$328
Converted and expected to convert, as of June 30, 2014	—	$—
Converted and expected to convert, as of March 31, 2015	3,700	$6.35

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

The Company recorded share-based compensation expense related to share options and restricted share units for the three and nine months ended March 31, 2015 and 2014 as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
	(in thousands)
Research and development	$148	$30	$321	$30
General and administrative	257	88	622	115
Total	$405	$118	$943	$145

The Company had an aggregate of $3.5 million and $1.0 million, respectively, of unrecognized share-based compensation expense for share options and restricted share units outstanding as of March 31, 2015 and June 30, 2014, which is expected to be recognized over an estimated period of 3.0 years and 2.4 years, respectively, for share options and restricted share units under the 2013 Plan.

The Company had contractually committed to issue 360,000 share options and 6,000 restricted share units to management following the completion of the initial public offering in February 2015.  The Company is currently completing formalities associated with the issuance of these awards.  Consistent with ASC Topic 718, Compensation—Stock Compensation, the Company has accounted for share-based compensation expense of these items as if the share options and restricted share units were issued as provided in the contracts.  As such, share compensation expense in the three and nine months ended March 31, 2015 has been increased by $75,000 to reflect this treatment.

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

 As of March 31, 2015, future payments under non-cancellable operating leases (associated with office space) and purchase obligations (associated with suppliers of goods and services) were as follows:

	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Operating leases	$428	$120	$221	$87	$—
Purchase obligations	946	946	—	—	—
Total	$1,374	$1,066	$221	$87	$—

12. Subsequent Events

In March 2015, the Company received the results of a sample size reassessment for its NV‑01 pivotal safety and efficacy study. The results indicated that, in order to have a high probability of a statistically significant endpoint at the day 28 primary assessment, it would be necessary to increase the current size of the study. The results also indicated that placebo was not superior to NV‑01 with regard to treatment success and that it was not necessary to increase the number of NV‑01 treated dogs to potentially over 1,000 participants.  The Company assessed the impact of time, cost and related logistical issues regarding the feasibility of substantially increasing the number of dogs in the current study, or initiating additional studies.  In April 2015, the Company concluded that it should continue the current study to completion without a change in study size, while also commencing a new placebo-controlled multi-site field safety and efficacy study to assess various doses and dosing regimens of NV‑01.  This new study is expected to enroll approximately 150 dogs, cost approximately $1.0 million and be completed in the fourth calendar quarter of 2015.

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

Overview

We are a clinical-stage biopharmaceutical company focused on transforming the therapeutic market for companion animals by developing and commercializing novel, species-specific biologics based on human biologics. As a class, biologics, which include mAbs and fusion proteins, have transformed human medicine in recent decades and represent some of the top-selling therapies on the market today. Our proprietary platform, which we refer to as “PETization,” is an algorithmic approach that enables us to rapidly create mAbs that are designed to be recognized as “self” or “native” by an animal’s immune system, a property we refer to as “100% species-specificity.” PETization is also designed to build upon the safety and efficacy data from clinically-tested human therapies to create new therapies for companion animals, thereby reducing clinical risk and development cost. Through PETization and other discovery research, we have developed our three lead product candidates: NV-01 for the control of pain associated with osteoarthritis in dogs, NV-02 for the control of pain associated with degenerative joint disease in cats and NV-08 for the treatment of chronic inflammatory diseases, including atopic dermatitis, in dogs. If our proof-of-concept safety and efficacy studies are successful, we expect to progress these products into formal development. Using PETization, we are seeking to advance one new product candidate into development per year, commencing in the second half of 2015.

Since our inception, we have been developing our PETization platform, initiating and completing proof-of-concept studies for NV-01, NV-02, NV-08 and other product candidates, establishing clonal cell lines, conducting market surveys regarding our lead product candidates and preparing for or commencing pivotal safety and efficacy studies. We also have focused on securing intellectual property, recruiting management and key employees and fundraising activities. We do not have any products approved for sale, have not generated any revenue from product sales since our inception, and as of March 31, 2015 we had an accumulated deficit of $19.2 million. This accumulated deficit has resulted principally from costs incurred in connection with research and development of our product candidates and general and administrative costs associated with our operations.

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

In February 2015, we closed our initial public offering of 4.0 million ordinary shares at a price to the public of $10.00 per share. In March 2015, the underwriters partially exercised their over-allotment option and purchased an additional 0.2 million shares. Following the sales of these securities, we received aggregate gross proceeds of $41.8 million and net proceeds of $38.0 million, after deducting the underwriting discount of $2.9 million and estimated offering expenses of $0.9 million payable by us. Upon the initial closing, all preference shares were converted to ordinary shares. Our ordinary shares are listed on the Nasdaq Global Market under the symbol “NVET.”

In March 2015, we received the results of a sample size reassessment for our NV‑01 pivotal safety and efficacy study. The results indicated that, in order to have a high probability of a statistically significant endpoint at the day 28 primary assessment, it would be necessary to increase the current size of the study. The results also indicated that placebo was not superior to NV‑01 with regard to treatment success and that it was not necessary to increase the number of NV‑01 treated dogs to potentially over 1,000 participants. We assessed the impact of time, cost and related logistical issues regarding the feasibility of substantially increasing the number of dogs in the current study, or initiating additional studies.  In April 2015, we concluded that we should continue the current study to completion without a change in study size, while also commencing a new placebo-controlled multi-site field safety and efficacy study to assess various doses and dosing regimens of NV‑01. This new study is expected to enroll approximately 150 dogs, cost approximately $1.0 million and be completed in the fourth calendar quarter of 2015.

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

In November 2014, we completed a four-for-five share consolidation pursuant to which each holder of ordinary shares received four ordinary shares for every five ordinary shares held by such holder, and each holder of preference shares received four preference shares for every five preference shares held by each such holder. The number of ordinary shares that may be acquired upon exercise of options or warrants or upon conversion of restricted share units was similarly reduced on a four-for-five basis, with a proportionate adjustment to the exercise or conversion price, as applicable.

Basis of Presentation

Operating Expenses

The majority of our operating expenses have been research and development activities related to our lead product candidates and general and administrative costs associated with our business.

Research and Development Expense

Research and development costs are expensed as incurred and consist primarily of (i) payroll and related expense for all employees engaged in scientific research and development functions, including wages, related benefits and share-based compensation, (ii) fees for regulatory, professional and other consultants and (iii) development costs, including costs of drug discovery, safety, proof-of-concept studies and pivotal safety and efficacy studies, development of biological materials, and service providers. We are currently pursuing our NV–01, NV–02 and NV–08 lead product candidates and typically use our employee and infrastructure resources across multiple development programs. We allocate outsourced development costs by lead product candidates for billing and research and development incentive income purposes, but we do not allocate personnel or other internal costs related to development to specific product candidates.

We expect research and development expense to increase significantly for the foreseeable future as we continue to increase our headcount, commence and conduct pivotal safety and efficacy studies and further develop our lead product candidates. We expect research and development expense associated with NV‑01 to be approximately $14.0 million over the next three years, which includes $1.0 million of new field safety and efficacy studies, $4.0 million for the cost of our pivotal safety and efficacy studies plus an additional $9.0 million for chemistry, manufacturing and controls studies, stability studies and regulatory compliance and other miscellaneous costs.  Our development of NV‑02 and NV‑08 is not as advanced as our development of NV‑01.  However, assuming development costs similar to those for NV‑01, we estimate research and development expense for the development of each of NV‑02 and NV‑08 to be approximately $13.0 to $15.0 million.

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

General and Administrative Expense

General and administrative expense consists primarily of non-research and development-related payroll and related expense for employees, consultants and directors, including wages, related benefits and share-based compensation. General and administrative expense also includes professional and consulting fees for legal, accounting, tax services and other general business services, as well other expenses such as travel, rent and facilities costs. We expect general and administrative expense to increase significantly as we begin operating as a public company, continue to build our corporate infrastructure globally and prepare to commercialize and market our products.

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

Government Grant Income

We recognize government grant income at the fair value of the grant when it is received and all substantive conditions have been satisfied. We do not expect future Australian government grant income will be available, under our existing grant award.

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

Interest Income

We earn interest on the cash balances held with financial institutions and recognize interest when earned.

Results of Operations

Results of operations for the three and nine months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
	(in thousands)
Revenue
Other	$—	$7	$25	$7
Total revenue	—	7	25	7
Operating expenses
Research and development	2,679	1,601	7,444	3,621
General and administrative	2,430	1,099	7,688	2,551
Total operating expenses	5,109	2,700	15,132	6,172
Loss from operations	(5,109)	(2,693)	(15,107)	(6,165)
Other income and expense
Research and development incentive income	1,011	626	2,693	1,443
Government grant income	84	581	403	1,247
Exchange gain (loss)	1,341	(2)	4,595	(41)
Interest income	5	18	38	37
Net loss	$(2,668)	$(1,470)	$(7,378)	$(3,479)

Foreign Currency

Items included in our condensed consolidated financial statements are measured using the currency of the primary economic environment in which we operate, referred to as the functional currency. Financial statements of companies operating outside the United States generally are measured using the local currency as the functional currency. Adjustments to translate those statements into United States dollars are recorded in other comprehensive income (loss), or OCI, as a net change in foreign currency translation. Non-cash currency translation adjustments in accumulated OCI were a loss of $1.5 million and $5.1 million for the three months ended March 31, 2015 and the nine months ended March 31, 2015, respectively, and a gain of $0.1 million and $0.2 million for the three and nine months ended March 31, 2014, respectively.  These adjustments primarily relate to a translation of U.S. dollar-denominated bank accounts from Nexvet Australia’s Australian dollar functional currency to U.S. dollars.

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

Under U.S. GAAP, there is no offset of these two exchange-related items within the condensed consolidated statements of operations and comprehensive loss. Accordingly, in addition to U.S. GAAP measures, management uses net loss excluding exchange (loss) gain to evaluate the business. Net loss excluding exchange (loss) gain is a non-GAAP financial measure. Management believes that the net loss excluding exchange (loss) gain in foreign currency translation is a better reflection of the underlying business performance. Net loss excluding exchange (loss) gain for the three months ended March 31, 2015 and 2014 and the nine months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
	(in thousands)
Net loss as reported	$(2,668)	$(1,470)	$(7,378)	$(3,479)
Exchange (loss) gain in foreign currency translation adjustments	(1,505)	84	(5,123)	162
Net loss excluding exchange (loss) gain	$(4,173)	$(1,386)	$(12,501)	$(3,317)

Comparison of Three Months Ended March 31, 2015 to Three Months Ended March 31, 2014

Research and Development Expense

Research and development expense for the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Payroll and related	$717	$300
Consulting	21	72
Development costs	1,941	1,229
Total	$2,679	$1,601

Research and development expense increased $1.1 million, or 67%, from $1.6 million in the three months ended March 31, 2014 to $2.7 million in the three months ended March 31, 2015.  The increase was primarily attributable to a $0.4 million increase in payroll and related costs and $0.7 million increase in development costs.  The increase in payroll and related costs was mainly due to expanding our research and development team, including $0.1 million of share-based payment expense.  The increase in development cost was mainly attributable to advancing the development of our lead product candidates, including NV-01’s pivotal safety and efficacy studies and NV-02’s proof-of-concept study.

In the three months ended March 31, 2015 and 2014, outsourced development costs were $1.5 million and $0.5 million, respectively, for NV-01, $0.2 million and $0.3 million, respectively, for NV-02, $0. 1 million and $0.1 million, respectively, for
NV-08 and $0.1 million and $0.3 million, respectively, for general research.

General and Administrative Expense

General and administrative expense for the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Payroll and related	$920	$432
Consulting and legal fees	956	349
Other costs	554	318
Total	$2,430	$1,099

Our general and administrative expense increased $1.3 million, or 121%, from $1.1 million in the three months ended March 31, 2014 to $2.4 million in the three months ended March 31, 2015.  The increase was primarily attributable to a $0.5 million increase in payroll and related costs mainly due to expanding our general and administrative team, and including $0.3 million of share-based payment expense.  Consulting and legal fees increased $0.7 million, mainly associated with our initial public offering.  Other costs increased by $0.2 million, mainly due to increases in travel and property lease costs.

Research and Development Incentive Income

Research and development incentive income increased by $0.4 million, or 62%, from $0.6 million in the three months ended March 31, 2014 to $1.0 million in the three months ended March 31, 2015, primarily due to our increase in qualifying expenditures.

Government Grant Income

In the three months ended March 31, 2015 and 2014, we recognized $84,000 and $0.6 million, respectively, in income from an Australian government grant.

Comparison of Nine Months Ended March 31, 2015 to Nine Months Ended March 31, 2014

Other Revenue

Other revenue of $25,000 and $7,000 for the nine months ended March 31, 2015 and 2014, respectively, was attributable to development services.

Research and Development Expense

Research and development expense for the nine months ended March 31, 2015 and 2014 was as follows:

	Nine Months Ended March 31,
	2015	2014
	(in thousands)
Payroll and related	$1,757	$745
Consulting	142	298
Development costs	5,545	2,578
Total	$7,444	$3,621

Research and development expense increased $3.8 million, or 106%, from $3.6 million in the nine months ended March 31, 2014 to $7.4 million in the nine months ended March 31, 2015. The increase was primarily attributable to a $1.0 million increase in payroll and related costs and a $3.0 million increase in development costs.  The increase in payroll and related costs was mainly due to expanding our research and development team, including a $0.3 million of share-based payment expense.  The increase in development costs was mainly due to advancing the development of our lead product candidates, including NV-01’s pivotal safety and efficacy studies and for NV-02’s proof-of-concept study.

In  the nine months ended March 31, 2015 and 2014, outsourced development costs were $3.3 million and $1.5 million, respectively, for NV-01, $1.4 million and $0.5 million, respectively, for NV-02, $0.3 million and $0.1 million, respectively, for
NV-08 and $0.5 million and $0.5 million, respectively, for general research.

General and Administrative Expense

General and administrative expense for the nine months ended March 31, 2015 and 2014 was as follows:

	Nine Months Ended March 31,
	2015	2014
	(in thousands)
Payroll and related	$2,401	$805
Consulting and legal fees	3,590	928
Other costs	1,697	818
Total	$7,688	$2,551

Our general and administrative expense increased $5.1 million, or 201%, from $2.6 million in the nine months ended March 31, 2014 to $7.7 million in the nine months ended March 31, 2015. The increase was primarily attributable to a $1.6 million increase in payroll and related costs mainly associated with expanding our general and administrative team, including $0.6 million of share-based payment expense.  Consulting and legal expenses increased $2.7 million, mainly associated with our initial public offering.  Other costs increased $0.8 million, mainly due to increases in travel and property lease costs.

Research and Development Incentive Income

Research and development incentive income increased by $1.3 million, or $87%, from $1.4 million in the nine months ended March 31, 2014 to $2.7 million in the nine months ended March 31, 2015, primarily due to our increase in qualifying expenditures.

Government Grant Income

In the nine months ended March 31, 2015 and 2014, we recognized $0.4 million and $1.2 million, respectively, in income from an Australian government grant.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception. As of March 31, 2015, we had an accumulated deficit of $19.2 million. From our inception, we raised aggregate gross proceeds of $41.4 million from the sale of preference shares, ordinary shares, convertible notes and warrants. In February and March 2015, we raised a further aggregate gross proceeds of $41.8 million and aggregate net proceeds of $38.0 million, after deducting the underwriting discount of $2.9 million and estimated offering expenses of $0.9 million payable by us, from the sale of ordinary shares in our initial public offering.  We believe our cash balance of $55.5 million as of March 31, 2015 will be sufficient to fund our anticipated level of operations for at least the next 12 months. For the foreseeable future, we expect to continue to incur losses, which will increase significantly from historical levels as we expand our product development activities, seek regulatory approvals for our lead product candidates and begin commercialization activities in anticipation of regulatory approval.

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

Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of researching and developing our current or future product candidates, including conducting proof-of-concept and pivotal safety and efficacy studies;
•	the timing of, and the costs involved in, obtaining regulatory approvals for any of our current or future product candidates;
•	the number and characteristics of the product candidates we pursue;
•	whether we acquire or license any other companies, assets, intellectual property or technologies in the future;
•	the cost of commercialization activities, if any of our current or future product candidates are approved for sale, including marketing, sales and distribution costs;
•	the cost of manufacturing our current and future product candidates and any approved products we successfully commercialize;
•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;
•	the expenses needed to attract and retain skilled personnel;
•	the costs associated with being a public company; and
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, if any arise, including litigation costs and the outcome of such litigation.

Cash Flows

The following table shows a summary of our cash flows for the periods set forth below:

	Nine Months Ended March 31,
	2015	2014
	(in thousands)
Net cash used in operating activities	$(7,136)	$(2,592)
Net cash used in investing activities	(240)	(263)
Net cash provided by financing activities	37,962	4,580
Effect of exchange rate changes on cash	(5,160)	175

Net Cash Used in Operating Activities

For the nine months ended March 31, 2015, net cash used in operating activities was $7.1 million. Net cash used in operating activities was primarily attributable to our net loss of $7.4 million and non-cash share-based compensation expense of $1.0 million and $0.1 million relating to non-cash depreciation and amortization, partially offset by changes in our operating assets and liabilities of $0.8 million.

For the nine months ended March 31, 2014, net cash used in operating activities was $2.6 million. Net cash used in operating activities was primarily attributable to our net loss of $3.5 million and non-cash share-based compensation expense of $0.1 million, partially offset by changes in our operating assets and liabilities of $0.7 million.

Net Cash Used in Investing Activities

For the nine months ended March 31, 2015, net cash used in investing activities was $0.2 million, which was primarily attributable to purchases of property, plant and equipment.

For the nine months ended March 31, 2014, net cash used in investing activities was $0.3 million, which was primarily attributable to purchases of property, plant and equipment.

Net Cash Provided by Financing Activities

For the nine months ended March 31, 2015, net cash provided by financing activities was $38.0 million, which was primarily attributable to gross proceeds of $41.8 million from the sale of our ordinary shares, offset by issuance costs of $3.8 million.

For the nine months ended March 31, 2014, net cash provided by financing activities was $4.6 million, primarily attributable to gross proceeds of $4.9 million from sale of our preference shares, offset by issuance costs of $0.3 million.

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

Research and Development Accruals

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate accrued research and development expenses. Examples of estimated accrued expenses include fees paid to vendors and clinical sites in connection with our pivotal safety and efficacy studies, to CROs in connection with our proof-of-concept or pivotal safety and efficacy studies and to contract manufacturers in connection with the production of our product candidates and formulated biologics.

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

We use the binomial option-pricing model to determine the fair value of share options. This determination is affected by our estimated fair value per ordinary share as well as assumptions regarding a number of other complex and subjective variables. These variables include the fair value of our ordinary shares, the expected term of the share option, our volatility over that expected term, expected dividend yield and risk-free interest rates. Restricted share units are valued at the fair value of the underlying ordinary shares as of the date of grant. See Note 10 to our condensed consolidated financial statements included elsewhere in this report for further details.

In addition to these assumptions, we estimate forfeitures based upon our historical experience. At each period end, we review the estimated forfeiture rate and make changes as factors affecting the forfeiture rate calculations and assumptions change.

If any assumptions used in the binomial option-pricing model change significantly, share-based compensation for future awards may differ materially compared with the awards granted previously. For the three and nine months ended March 31, 2015 and 2014, share-based compensation expense was $0.4 million, $0.1 million, $0.9 million and $0.1 million, respectively. We had an aggregate of $1.0 million of unrecognized share-based compensation expense as of March 31, 2015, which we expect to recognize over an estimated period of 2.3 years for awards outstanding.

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

The aggregate intrinsic value of share-based awards outstanding as of March 31, 2015 was $4.8 million, of which $1.0 million related to vested share-based awards and $3.8 million related to unvested share-based awards.

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

As of March 31, 2015, we had total deferred tax assets of $10.1 million. Our management has evaluated the factors bearing upon the ability to realize our deferred tax assets, which are comprised largely of tax loss carry forwards including Australian income tax losses of $9.3 million. Our management concluded that a full valuation allowance was necessary to offset our net deferred tax assets due to our lack of taxable income prospects for the foreseeable future.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation. This guidance amends existing consolidation guidance in which a reporting entity might be required to consolidate another legal entity in situations in which the reporting entity’s contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity’s voting rights, or the reporting entity is not exposed to a majority of the legal entity’s economic benefits or obligations. The guidance:

•	modifies the evaluations of whether limited partnerships and similar legal entities are variable interest entities “VIEs”or voting interest entities;
•	eliminates the presumption that a general partner should consolidate a limited partner;
•	affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and
•	provides a scope exception from consolidation guidance for reporting entities with interests in certain investment funds.

The guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial condition, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest. This guidance simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The guidance will be effective for annual reporting periods beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our cash as of March 31, 2015 was deposited with several large commercial banks located in the United States and Australia. Our primary exposure to market risk for our cash is interest income sensitivity, which is affected by changes in the general level of U.S. and, to a lesser extent, Australian interest rates. However, because our cash is held in bank accounts, a sudden change in the interest rates associated with our cash balances would not be expected to have a material impact on our financial condition or results of operations.

We do not have any major foreign currency or derivative financial instruments. Cash is predominantly held in U.S. dollars. We have operations in different economic environments that use the local currency as the functional currency. This exposes us to currency exchange fluctuations.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.  There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Form 10‑Q for the quarterly period ended December 31, 2014, except as set forth below.

The results of our proof-of-concept studies for our product candidates may not be predictive of the results in any future pivotal safety and efficacy studies, and we may not be able to obtain any regulatory approvals.

The results of our proof-of-concept studies, other initial development activities and any previous studies in animals conducted by us or conducted in humans by third parties may not be predictive of future results of our pivotal safety and efficacy studies. Proof-of-concept studies involve relatively small numbers of animals compared to pivotal studies. For example, our proof-of-concept study completed for the efficacy of NV‑01 involved 26 dogs, while our pivotal efficacy study being conducted for NV‑01 will involve approximately 200 dogs. In March 2015, we received the results of a sample size reassessment for this study, which indicated that, in order to have a high probability of a statistically significant endpoint at the day 28 primary assessment, it will be necessary to increase the current size of the study.  Following this sample size reassessment, we assessed the impact of time, cost and related logistical issues regarding the feasibility of substantially increasing the number of dogs in the current study, or initiating additional studies. This assessment included consulting with both the United States Food and Drug Administration’s Center for Veterinary Medicine (CVM) and Virbac S.A., our sole and exclusive distributor of NV‑01 and any other products for which we enter into a specific distribution agreement with Virbac in the veterinary field worldwide except for the United States and Canada.  We concluded that we should continue the current study to completion without a change in study size, while also commencing a new placebo-controlled multi-site field safety and efficacy study to assess various doses and dosing regimens of NV‑01. This new study is expected to enroll approximately 150 dogs and cost approximately $1.0 million, although it could result in additional costs.  We expect this study to be completed in the fourth quarter of 2015, but unforeseen circumstances may delay its completion.  While the purpose of this new study is to obtain information that may assist the design of a future, additional pivotal study for NV‑01, if needed, it may not result in our obtaining such information.  We may not receive results in any NV‑01 pivotal safety and efficacy study that are sufficient to obtain regulatory approval.

Failure can occur at any time during the conduct of our studies and other development activities. Even if our pivotal safety and efficacy studies and other development activities are completed as planned, they may not yield adequate results or be sufficient to obtain regulatory approval for any of our product candidates.  Even if we obtain regulatory approval, we may not be able to successfully commercialize any particular product candidate. Because our product candidates are developed for a particular species, our ability to leverage our experience from the development of our lead product candidates into product candidates for other species will be limited.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

1.In January 2015, we issued an aggregate of 3,700 ordinary shares, without any general solicitation or advertising, to then-existing directors upon the conversion of restricted share units issued under our Long Term Incentive Plan at a conversion price per share of $0.125, for aggregate consideration of $462.50.

2.In January 2015, we issued 380 ordinary shares, without any general solicitation or advertising, to a director in lieu of a cash payment of his director fees.

The offers and sales of the securities described in paragraphs 1 and 2 were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 as transactions under compensatory benefit plans and contracts relating to compensation, Regulation S as issuances to non-U.S. investors outside the United States, Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.  All persons acquiring these securities were either accredited investors (as defined in Rule 501 of Regulation D), or non-U.S. persons (as defined in Rule 902 of Regulation S).

Use of Proceeds from Initial Public Offering

On February 4, 2015, our registration statement on Form S–1 (File No. 333-201309) was declared effective by the SEC for our initial public offering, pursuant to which we sold an aggregate of 4.2 million ordinary shares (including the underwriters’ partial exercise of their overallotment option) at a price to the public of $10.00 per share. Merrill Lynch, Pierce, Fenner & Smith Incorporated, Cowen and Company, LLC, Piper Jaffray & Co. and JMP Securities LLC acted as underwriters.  Following the sale of the securities registered in the registration statement, the offering terminated. On February 10, 2015 and March 11, 2015, we closed the sale of such shares, resulting in aggregate gross proceeds to us of $41.8 million and net proceeds to us of $38.0 million, after deducting the underwriting discount of $2.9 million and estimated offering expenses payable by us of $0.9 million.  As of March 31, 2015, we have not used any of the proceeds from our initial public offering and have not made any payments to our directors, officers or persons owning ten percent or more of our ordinary shares or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on February 5, 2015 pursuant to Rule 424(b).

Item 6. Exhibits

		Incorporated by Reference			Filed/Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Filing Date
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a‑14(a)/15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a‑14(a)/15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

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

Nexvet Biopharma public limited company

Date: May 8, 2015	By:	/s/ Mark Heffernan
Mark Heffernan, Ph.D.
Chief Executive Officer and Director

Date: May 8, 2015	By:	/s/ Damian Lismore
Damian Lismore
Chief Financial Officer (Principal Financial and Accounting Officer)