Form 10-K
period 2015-06-30
Nexvet Biopharma plc
filed 2015-09-03
CIK 1618561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001-36828

Nexvet Biopharma

public limited company

(Exact name of Registrant as specified in its Charter)

Ireland	98-1205017
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
National Institute for Bioprocessing Research and Training Foster’s Avenue, Mount Merrion Blackrock, Co. Dublin, Ireland
(Address of principal executive offices)

Registrant’s telephone number, including area code: +353 (1) 901 0339

Securities registered pursuant to Section 12(b) of the Act: Ordinary shares, nominal value $0.125 per share; ordinary shares traded on The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the ordinary shares on The NASDAQ Stock Market on August 31, 2015, was $51,073,868.

The number of Registrant’s ordinary shares outstanding as of August 31, 2015 was 11,451,540.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on November 19, 2015, are incorporated by reference into Part III of this Report.

Unless otherwise indicated or the context otherwise requires, references to “we,” “us,” “our,” “Nexvet,” “Nexvet Biopharma plc” or the “Company” refer to Nexvet Biopharma public limited company and its consolidated subsidiaries.

Unless otherwise indicated or the context otherwise requires, all dollar amounts presented in this Annual Report on Form 10-K, or this Report, are in U.S. dollars ($).  This report translates certain Australian dollar amounts to U.S. dollars at the exchange rates for A$ into US$.  For assets and liabilities, the exchange rate at the balance sheet date is used.  For revenue and expenses and gains and losses, a weighted-average exchange rate for the period is used to translate those elements.  For transactions effected in Australian dollars, the exchange rate on the date of the transaction is used.  Information not in U.S. dollars is identified by “€” for Euro-denominated amounts and “A$” for Australian dollar-denominated amounts.

PETization, PETisation, Nexplora, Nexvet, our logo and our other registered or common law trademarks, trade names or service marks appearing in this Report are owned by us.  Other trademarks, trade names or service marks appearing in this Report are the property of their respective owners.  Solely for convenience, our trademarks and tradenames referred to in this Report appear without the ® or ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks and tradenames.

i

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements consist of all statements other than statements of historical fact, including statements regarding our future results of operations and financial position, ability to reach a statistically significant endpoint at the primary assessment of the NV‑01 pivotal safety and efficacy study, results of the current, new or any future NV‑01 study, future expenditures relating to NV‑01, the time for completion of any of our studies, business strategy, prospective products, ability to obtain product approvals, research and development costs, timing and likelihood of success, plans and objectives of management for future operations, and future results of current and anticipated products.  These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  The words “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “might,” “objective,” “plan,” “potential,” “predict,” “project,” “position,” “seek,” “should,” “target,” “will,” “would,” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors.

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

PART I

Item 1. Business

We are a clinical-stage biopharmaceutical company focused on transforming the therapeutic market for companion animals by developing and commercializing novel, species-specific biologics based on human biologics. Biologics are therapeutic proteins derived from biological sources. As a class, biologics have transformed human medicine in recent decades and represent some of the top-selling therapies on the market today. Our proprietary platform, which we refer to as “PETization,” is an algorithmic approach that enables us to rapidly create monoclonal antibodies that are designed to be recognized as “self” or “native” by an animal’s immune system, a property we refer to as “100% species-specificity.” PETization is also designed to build upon the safety and efficacy data from clinically tested human therapies to create new therapies for companion animals, thereby reducing clinical risk and development cost.

Biologics generally include monoclonal antibodies, or mAbs, which are targeted antibodies derived from identical, or clonal, cells; and fusion proteins, which are proteins created by joining two or more genes coded for separate proteins. Our first product candidate, NV‑01, is a mAb that targets and inhibits the function of nerve growth factor, or NGF, for the control of pain associated with osteoarthritis in dogs. NGF is a protein involved in neural signaling, including pain signals. NGF inhibitors seek to interrupt those signals to reduce pain. We expect data from our NV‑01 pivotal safety and efficacy study and an additional pilot field safety and efficacy study by the end of 2015.  This latter study was initiated following receipt of a sample size reassessment of the pivotal safety and efficacy study in March 2015 and will assess various doses and dosing regimens of NV‑01.  This study is expected to provide valuable information that may assist the design of a future pivotal study.

Our second product candidate, NV‑02, is a mAb that is an NGF inhibitor for the control of pain associated with degenerative joint disease, including osteoarthritis, in cats. We announced positive top-line results from our proof-of-concept efficacy study and our pilot safety study of NV‑02 in June 2015. We anticipate results from a pilot field safety and efficacy study of NV‑02 in the first quarter of 2016. Our third product candidate, NV‑08, is a fusion protein that is a tumor necrosis factor, or TNF, inhibitor for the treatment of chronic inflammatory diseases, including atopic dermatitis, in dogs. TNF is a protein that causes inflammation, and TNF inhibitors suppress this inflammation. If our proof-of-concept safety and efficacy studies for NV‑08 are successful, we plan to progress this product into formal development. In addition, primarily using PETization, we are seeking to advance one new product candidate into development per year.

Veterinary care is one of the fastest growing industries in the overall U.S. companion animal market and reached approximately $15.0 billion in 2014. We are targeting the companion animal therapeutics segment of the veterinary care industry. This segment is currently dominated by synthetic chemical drugs commonly referred to as “small molecule” drugs. The size and growth of the veterinary care industry reflects many factors, including higher rates of companion animal ownership, improved quality of veterinary care, and the increasingly important role of companion animals in our lives, who are often considered members of our families. We believe these factors, together with the introduction of our product candidates with their favorable safety and compliance profiles, will increase overall demand for companion animal therapeutics.

Product Pipeline

We have identified three lead product candidates, NV‑01, NV‑02 and NV‑08. We submitted an investigational new animal drug application, or INAD, with the U.S. Food and Drug Administration, or the FDA, for NV‑01 in 2012, for NV‑02 in 2013 and for NV‑08 in 2014.  In addition, we are identifying further candidates for development in a number of indications.

(1)	Our proof-of-concept, or POC, studies include four sequential stages: pharmacokinetics (P), preliminary safety (PS), immunogenicity (I) and safety and efficacy (SE).
(2)

FDA protocol concurrence means the Center for Veterinary Medicine within the FDA fundamentally agrees with the design, execution and analyses proposed in the protocol and there is a commitment that it will not later alter its perspective on these issues unless public or animal health concerns appear that were not recognized at the time of the protocol assessment. We have obtained protocol concurrences for our pivotal safety and efficacy study for NV‑01.

Development of companion animal therapeutics is typically faster and less expensive than human drug development. It requires fewer clinical trials, fewer subjects and less pre-clinical work and can be conducted directly in the target species. According to Pharmaceutical Commerce, companion animal therapeutics can obtain U.S. regulatory approval in under six years. We expect the costs to complete the development and manufacturing scale-up of each of our three lead product candidates to be approximately $13.0 to $15.0 million per candidate. In contrast, receipt of regulatory approval for human therapeutics may take 12 to 13 years and development can cost hundreds of millions of dollars per drug.

NV‑01 (Area: chronic canine pain)

Overview

NV‑01 is a 100% species-specific mAb targeting NGF, discovered through PETization and developed as a long-acting analgesic for chronic pain, specifically pain associated with osteoarthritis, in dogs.  We have commenced a pivotal safety and efficacy study for NV‑01, for which we obtained protocol concurrence from the FDA, and we have also commenced an additional pilot field safety and efficacy study assessing various doses and dosing regimens of NV‑01.  We expect data from our NV‑01 pivotal safety and efficacy study and our additional pilot field safety and efficacy study by the end of 2015.

Market Opportunity and Current Treatment Limitations

According to the 2015-2016 American Pet Products Association National Pet Owners Survey and the European Pet Food Industry Federation’s Facts and Figures 2012, there are approximately 78 million pet dogs in the United States and approximately 61 million pet dogs in Europe. Pain in dogs can be a result of chronic diseases, such as osteoarthritis, or produced via trauma, surgery, cancer or infection. Osteoarthritis is an age-associated degenerative condition affecting the joint tissues and, with the exception of joint replacement surgery, there are no curative treatments. The incidence of osteoarthritis in dogs has increased by 38% since 2007 according to a 2012 Banfield Pet Hospital study.

The market for canine pain management products has been growing over the last 15 years. In the United States alone, sales of such products increased from less than $10 million in 1995 to nearly $272 million in 2014, following the introduction in 1996 of Rimadyl, a non-steroidal anti-inflammatory drug, or NSAID. In 2013, Rimadyl sales accounted for approximately $90 million of this market. The U.S. canine pain market is currently dominated by several NSAIDs, which together accounted for over 83% of canine pain medication sales in 2013.

NSAIDs account for the largest number of adverse drug events reported to the FDA, including vomiting, gastrointestinal bleeding, diarrhea, and liver and kidney toxicities. We believe that the limitations of NSAIDs create a significant commercial opportunity for the development of a novel, long-acting treatment for chronic pain that has comparable efficacy to NSAIDs without their adverse events. This view is supported by the proprietary report we commissioned from GfK in December 2013, which revealed that of the 390 veterinarians surveyed in the United States, United Kingdom, France and Germany, between 93% and 97% reported they would use a product such as NV‑01 for the treatment of chronic pain in dogs.

Our Solution

NV‑01 is a PETized mAb that inhibits the activity of NGF in dogs. NGF is elevated in the joints of dogs with osteoarthritis. NGF is produced by nerve cells; chondrocytes, which are cells that produce and maintain cartilage; and a variety of inflammatory and immune cells. It acts on pain-sensing nerve fibers to increase their excitability and increase the sprouting of new nerve fibers into inflamed tissues. mAbs targeting NGF have been extensively studied in humans through to Phase 3 clinical studies and have been shown to be effective in managing osteoarthritic pain in patients.

NV‑01 has been found to be safe and well tolerated following intravenous infusion in dogs and has displayed a prolonged elimination half-life, or the time it takes to lose half of its effect, after a single injection. NV‑01 has been shown to reduce pain scores in a canine model of acute inflammatory pain with efficacy comparable to meloxicam, a standard NSAID used in canine osteoarthritis, and repeated administration has not induced any significant neutralizing antibody response, indicating the canine immune system did not identify NV‑01 as a “foreign” protein, an important step in successfully designing a biologic therapy for repeated administration.

In a proof-of-concept study, NV‑01 was given to nine dogs with chronic lameness due to osteoarthritis and was shown to reduce canine brief pain inventory, or CBPI, pain scores, with a duration of action of at least four weeks. NV‑01 was well tolerated in all of the dogs. CBPI is an owner assessment tool for measuring pain severity and pain interference (with activity) that is recognized by the FDA. This data was published in the peer-reviewed American Journal of Veterinary Research and is illustrated in the figures below. Asterisks indicate timepoints where there was a statistically significant reduction (p<0.05) in pain severity or pain interference score. P-value is a standard measure of statistical significance. It is the probability that study results are due to random fluctuations and not the effect of NV‑01. A low P-value means the study results have a low probability of being due to chance and a high probability of being due to NV‑01’s effects.

Figure 1: Summary data from a study of NV‑01 in nine dogs with osteoarthritis using CBPI assessment.

A study of NV‑01 in 26 dogs with naturally-occurring osteoarthritis yielded further positive results, summarized in Figure 2 below.  This study used both CBPI and another owner assessment tool, client specific outcome measures, or CSOM. The CSOM measures activities that have become difficult or have changed for the dog as a result of osteoarthritis. For the CSOM assessment, precise activities that have changed in dogs as a result of osteoarthritis are defined and re-evaluated at each assessment. The relative ability to perform such activities is assigned a numerical score at each observation.

Figure 2: Summary data from a blinded, placebo-controlled study of intravenously administered NV‑01 in 26 dogs with osteoarthritis using both CBPI and CSOM assessment.

The CBPI assessment demonstrated significantly improved pain severity scores (indicated by asterisks) for the group treated with NV‑01 on both days 14 and 28, as compared to no statistically significant changes for the placebo group (p<0.05). The CSOM assessment shows significantly more dogs improved their pain scores and had results deemed a “success” rather than a “failure” at the day 28 timepoint following treatment with NV‑01, as compared to the placebo group (using a standard measure of statistical significance, P<0.05). “Success” was determined where each CSOM score for a dog improved or stayed the same and there was a total positive score change of two or more over the measured activities. This data was published in the peer-reviewed journal BMC Veterinary Research in April 2015.

The data we have generated in proof-of-concept studies in osteoarthritic dogs was supportive of the decision to move NV‑01 forward into full development.

NV‑01 Status

We have completed the production of a stable, high-expressing clonal cell line at a prior third-party contract manufacturer. Material from manufactured clonal cells, from which biologics are created, is being used in our pivotal clinical safety and efficacy study and our additional pilot field safety and efficacy study and is intended to be used later for commercial supply after successful manufacturing scale-up and process validation. Pilot batch scale-up has shown that NV‑01 is expressed at high concentrations from a clonal cell line, and is stable in liquid formulations.

We commenced our pivotal safety and efficacy study in October 2014. In March 2015, we received results from the planned sample size reassessment of the study. This statistical analysis indicated that, in order for the study to achieve a high probability of a statistically significant primary endpoint, it would have been necessary to substantially increase the size of the study. We then assessed the impact of time, cost and related logistical issues regarding the feasibility of substantially increasing the number of dogs in the study, or initiating additional studies, in consultation with both the FDA’s Center for Veterinary Medicine and Virbac, our collaborator and distributor outside of the United States and Canada. We concluded that we should continue the current study to completion without a change in study size, while also commencing a new placebo-controlled multi-site pilot field safety and efficacy study to assess various doses and dosing regimens of NV‑01. The pivotal study remains blinded to preserve the integrity of its data. The new pilot field safety and efficacy study is expected to enroll approximately 150 dogs, to cost approximately $1.0 million, and to provide valuable information that may assist the design of a future pivotal study. The target completion date of this new study is, like the ongoing NV‑01 pivotal study, the fourth quarter of 2015.

NV‑01 Pivotal Safety and Efficacy Study Design

The NV‑01 pivotal safety and efficacy study has enrolled over 250 dogs with naturally-occurring osteoarthritis. The study is taking place at veterinary clinics in various locations in the United States and the EU. The dogs have been randomized into treatment groups with a 2:1 ratio of NV‑01-treated to placebo-treated study subjects. Each dog receives three treatments at 28-day intervals. Efficacy is being measured using two different owner-administered assessment tools, the CSOM and CBPI, together with veterinarian assessments of pain and lameness. A comparison of change in CSOM score between enrollment and day 28 is the primary endpoint for the efficacy evaluation. CSOM assessments on other days, CBPI assessments and veterinarian pain and lameness assessments are secondary endpoints. A sample size reassessment was performed by an independent statistician during the study, when 133 dogs had reached the primary end-point, to check the assumptions made in the original sample size calculations. The statistician looked at the emerging difference between the two treatment groups to evaluate whether the study was adequately powered to deliver a definitive outcome on the primary end-point. This process was designed to confirm the validity of the planned sample size, recommend expanding the sample size or confirm that a futility criterion was met (indicating that the study would be unable to achieve its objective).

The study is double-blinded, meaning participants and veterinarians will be unaware of which treatment group will be receiving NV‑01 or a placebo. CSOM, CBPI and veterinarian assessments are being measured at enrollment and on days 14, 28, 56 and 84.

NV‑02 (Area: chronic feline pain)

Overview

NV‑02 is a 100% species-specific mAb targeting NGF, discovered through PETization and developed as a long-acting analgesic for chronic pain, specifically for the pain associated with degenerative joint disease, including osteoarthritis, in cats.  We have initiated regulatory preparations with the FDA and the European Medicines Agency, or EMA; have completed proof-of-concept pharmacokinetic, preliminary safety, and immunogenicity studies; and in June 2015 announced positive top-line results from a proof‑of‑concept efficacy study and a pilot safety study.

Market Opportunity and Current Treatment Limitations

According to the 2015-2016 American Pet Products Association National Pet Owners Survey and the European Pet Food Industry Federation’s Facts and Figures 2012, there are approximately 85.8 million pet cats in the United States and approximately 66.5 million pet cats in Europe.

Clinical studies indicate a majority of cats display radiographic evidence of degenerative joint disease, the progression of which is associated with increasing pain and disability.  However, cats’ sensitivity to NSAID toxicity has meant that in the United States, no NSAID is approved for use in cats for more than three days.

The unmet medical need for safer pain therapeutics that can be administered to cats is supported by a proprietary report we commissioned from GfK in December 2013, which revealed that, of the 390 veterinarians surveyed in the United States, United Kingdom, France and Germany, between 86% and 98% would use a product such as NV‑02 for the treatment of chronic pain in cats.

Our Solution

NV‑02 has been found to be safe and well tolerated when administered subcutaneously or intravenously and at high doses, and to have a prolonged elimination half-life after a single injection. Repeated administration has not induced any significant neutralizing antibody response in a previous study of four cats, indicating the feline immune system did not identify NV‑02 as a ‘foreign’ protein. In another previous study, NV‑02 was also shown to reduce lameness scores in an acute feline model of inflammatory pain, with efficacy comparable to meloxicam, a standard NSAID used in acute feline pain management for up to three days.

In June 2015, we announced positive top-line results from the proof-of-concept efficacy study for NV‑02 in cats with degenerative joint disease. Additionally, we received positive data from a high-dose pilot safety study of NV‑02 in cats, which was conducted by an independent contract research organization, or CRO.

The efficacy endpoints of the proof-of-concept study were measured using:

•	Collar-mounted accelerometer data, which measures overall patient activity levels; and
•	Owner-assessments (for example, CSOM), which measure changes in certain patient behaviors based on owner observations.

These measurements were performed over nine weeks after administration in both the treatment and placebo groups. In both the proof-of-concept and safety studies, the feline subjects were dosed with a single subcutaneous injection of NV‑02.

The top-line outcomes from the two studies are:

•

A statistically significant improvement in activity was measured with accelerometer data, when compared to placebo from weeks two to five following administration (p<0.05) in the proof-of-concept study (figure 3).

•

A statistically significant clinical improvement from baseline was observed in CSOM scores taken three weeks after treatment, when compared with placebo (p<0.05) in the proof-of-concept study.  As shown in figure 4, median change in CSOM score at this timepoint for cats treated with NV‑02 was 5.5, while the placebo group demonstrated a median change in CSOM score of 2.

•

No adverse events were observed at the doses tested in the proof-of-concept study, nor in the separate safety study where cats were treated with NV‑02 at more than 10 times the highest dose used in the proof-of-concept study.

Our data to-date suggests that NV‑02 has a safety and efficacy profile that warrants continued development.

Figure 3: NV‑02 proof-of-concept efficacy study actimetry data summary

Figure 4: NV‑02 proof-of-concept efficacy study: median CSOM change at three weeks post-treatment

NV‑02 Status

We have generated stable, high-expressing clonal cell lines producing NV‑02 and are undertaking stability, purification and formulation studies. As described above, in June 2015, we announced positive top-line results from our proof-of-concept efficacy study of NV‑02 in 32 cats with degenerative joint disease. This study demonstrated statistically significant improvements on two measures: CSOM scores 3 weeks after treatment, and general activity as measured by collar-mounted accelerometers in weeks 2‑5 following treatment. Additionally, we received positive data from a separate high-dose pilot safety study of NV‑02 in cats.

We plan to shortly commence a placebo‐controlled, blinded, multi-site pilot field safety and efficacy study targeting enrollment of 90 cats with naturally occurring osteoarthritis. Feline participants will be assessed using a variety of methods for assessing pain and mobility in companion animals. The key outcomes will be a comparison between NV-02 dosage groups and a placebo group, over a period of two months. We anticipate results from this study in the first quarter of 2016.

NV‑08 (Area: chronic canine inflammation)

Overview

NV‑08 is a proprietary fusion protein that is a TNF inhibitor for canine inflammatory diseases. We identified a proprietary variant of the TNF receptor in dogs, and, using fusion protein technology, we created NV‑08. NV‑08, a canine biologic analogous to Enbrel, a leading human fusion protein, has been selected for further development for the treatment of chronic inflammatory diseases, including atopic dermatitis, a major skin condition in dogs. We have demonstrated in a pre-clinical study that NV‑08 has improved potency compared to Humira, a leading human mAb. We have commenced proof-of-concept studies, which we expect to complete by the end of the first quarter of 2016. If our proof-of-concept safety and efficacy studies for NV‑08 are successful, we plan to progress this product into formal development.

Market Opportunity and Current Treatment Limitations

Chronic inflammatory diseases affect a number of organ systems in dogs and cats, similar to the effects seen in humans. Examples include atopic dermatitis, arthritis, inflammatory bowel disease, type 1 diabetes and cardiovascular disease. Atopic dermatitis is a common condition in dogs of all ages, estimated to affect approximately 10% of all dogs. Dogs with atopic dermatitis display skin lesions with itching that often lead to further damage and infection which exacerbates their symptoms.

Atopic dermatitis is currently treated with various approaches, including dietary supplements, topical shampoos, emollients and ointments, anti-histamines, NSAIDs and immunosuppressant drugs such as oral steroids and Atopica. Although potent immunosuppressant drugs, like Atopica, can be effective in controlling the clinical signs of itch, they can also have serious side effects and can be expensive. Apoquel, a Janus kinase-inhibitor introduced by Zoetis in 2014, has demonstrated efficacy in controlling itch, but it carries several label warnings. The U.S. label states it is not for use in dogs less than 12 months old or those with serious infections, and it may increase susceptibility to infections and tumors. Its chronic use in the field (post-launch) has not yet been fully evaluated.

We believe that a treatment possessing similar efficacy to Atopica and Apoquel, but with improved safety and convenience of administration, would be well received by veterinarians.

Our Solution

NV‑08 is a fusion protein that links the part of a canine antibody that binds to receptors to activate the immune system with the extracellular domains of the canine TNF receptor. NV‑08 acts in an analogous manner to the human therapeutic fusion protein, Enbrel, to bind and inhibit the activity of the important inflammatory mediator TNF‑α. We have identified a novel TNF receptor variant in dogs, which is the portion of NV‑08 that binds TNF with high affinity.

There is published evidence to demonstrate the involvement of TNF in canine atopic dermatitis and to support further development for this indication. For example, third-party studies have shown TNF messenger ribonucleic acid, or mRNA, which carries genetic information, to be elevated in lesional canine atopic dermatitis as has TNF protein expression. In a small study in humans with moderate-severe atopic dermatitis, administration of a TNF inhibitor mAb demonstrated a significant improvement in clinical symptoms.

We have demonstrated that NV‑08 can neutralize canine TNF in cell culture systems with potency equivalent to the human TNF inhibitor drug Enbrel (a fusion protein) and significantly greater than the human TNF inhibitor drug Humira (a mAb). Repeated injection did not induce a neutralizing immune response in a study of four dogs, indicating the canine immune system did not identify NV‑08 as a “foreign” protein.

Figure 5: Summary of potency comparison between NV‑08 and leading human anti-TNF drugs

NV‑08 Status

We filed an INAD with the FDA in December 2014. We expect to complete preliminary proof-of-concept safety and efficacy studies by the first quarter of 2016. If these are successful and achieve their endpoints, we plan to progress NV‑08 into formal development, which would include the manufacture of a clonal cell line and additional studies to support FDA and EMA approval.

Identification of new product candidates

We have established an internal research and drug discovery team with processes to identify and prioritize our target mAbs to be PETized. Preferred features of donor mAbs that we consider for PETization include:

•	the donor mAb has demonstrated safety and efficacy in human clinical trials;
•	the donor mAb retains its function, binding to the same target in the companion animal species;
•	the target has a comparable mechanism of action in companion animals as in humans; and
•	the disease in the target species that the mAb will target is of commercial significance.

Selected donor mAbs are PETized. The PETized mAb is manufactured at small scale and its biological properties are confirmed in appropriate biological test systems, including initial proof-of-concept and safety and efficacy studies to develop an initial target product profile. The target product profile is tested with clinical key opinion leaders or through surveys of veterinarians. We also meet with U.S. regulators to discuss regulatory pathway and determine jurisdiction.

In addition to current and potential mAb product candidates, we are evaluating biologic candidates of other therapeutic classes for development in other indications. These evaluations are of both internally developed candidates and others owned by third parties, upon which we have based a research and development collaboration. This is in line with our strategy to identify biologics with therapeutic value in other species, and offer strategic partnerships to develop (and PETize, in the case of mAb candidates) these candidates for use in companion animals.

Our PETization Platform

Our PETization platform is a proprietary algorithmic approach that has demonstrated a reduction in the time and cost typically associated with the development of mAbs using conventional interspecies conversion methods. By applying our algorithms to analyze large data sets from our proprietary complementary deoxyribonucleic acid, or cDNA, library, PETization is designed to determine the minimal number of changes required in the mAb framework region, and generate a 100% species-specific mAb that preserves the attraction between a biologic and its target, a property known as affinity. We have used PETization to successfully convert human and rodent mAbs into 100% species-specific canine, feline and equine mAbs, thereby leveraging their safety and efficacy profile for our companion animal therapies in development.

An antibody is generally made up of two short, or “light,” chains and two longer, or “heavy,” chains of amino acids arranged in a specific sequence. At one end of the chains are the complementarity-determining regions, or CDRs, which allow the antibody to bind to its target. Between the CDRs are framework regions, which are typically species-specific, that determine the immune response caused by the antibody. If these sequences of amino acids in the framework regions do not match ones that occur naturally in the target animal, the antibody could induce a significant negative immune response, or immunogenicity. These non-matching sequences must therefore be identified and adjusted to create an antibody that retains therapeutic benefits while matching the target animal’s naturally-occurring sequences. Minimizing the changes to these sequences makes the converted antibody more likely to be recognized as “self” or “native” by the target’s immune system.

Conventional interspecies conversion methods graft the desired CDRs from a donor mAb into a single antibody sequence from the target species. Donor mAb sequences are then reintroduced in attempts to restore affinity, a process called “affinity maturation.”  By contrast, our PETization algorithm compares the sequences of the heavy and light chains of a donor mAb to a database of known heavy and light chain sequences from the target veterinary species.  The algorithm determines the minimal number of changes at each position in the amino acid sequences required to convert donor mAb heavy and light chain sequences into mAb sequences containing only amino acids identified within the target species, which reduces the risk of rejection due to immunogenicity. PETization is thus designed to avoid the need for the conventional method of affinity maturation, which based on our experience can require six to 18 months to complete, depending on the project, and which can increase the foreign sequence content, thereby increasing the risk of immunogenicity.

Primarily using PETization, we are seeking to advance one new product candidate into development per year. Our internal research and drug discovery team is studying mAbs that bind to canine, feline and equine targets relevant to pain, inflammation, cancer and other chronic conditions. We have also completed a survey of specialist veterinarians in the United States and the European Union, or the EU, to identify key areas of unmet medical need where mAbs could have a significant impact. The results of this survey are guiding our product development priorities.

We believe our PETization platform offers the following important advantages over other approaches to the design, discovery and development of mAbs in the veterinary care industry:

•

Rapid creation of new products. PETization is designed to substantially reduce the time involved in the discovery process for new mAbs with high affinity, when compared to conventional discovery techniques.

•	Cost efficiencies in production. mAbs with higher affinity require less active pharmaceutical ingredient to achieve a therapeutic dose, leading to lower cost of goods.
•	Efficient development pathway. Harnessing existing donor mAb manufacturing, safety and clinical efficacy data can significantly reduce costs, time-to-market and regulatory and clinical risk.
•	Scalability across species. PETization enables us to rapidly identify new product candidates for many indications across multiple species.
•	Proprietary cDNA approach to mAb identification. Our proprietary cDNA library of mAb sequences allows us to use the natural variations found in mAbs to generate novel, species-specific mAbs.

We believe that our PETization platform will create differentiated, high-value companion animal therapies with better health outcomes through the following characteristics:

•	Efficacy. PETized mAbs are designed to retain the efficacy of the donor mAbs.
•	Safety. PETized mAbs match the structure of the target species more successfully than conventional approaches, thereby reducing the risk of immunogenicity.
•	Ease of compliance. PETized mAbs are designed to be injected every four to six weeks, as compared to small molecule treatments, which can require daily or more frequent injections or oral dosing.

We believe that these product characteristics align favorably with veterinarian preferences and will contribute to the widespread market adoption of PETized mAbs. We may also develop biologics outside of our PETization platform, such as NV‑08.

Companion Animal Therapeutic Market Overview

The U.S. companion animal market, which includes veterinary care, food, supplies and over-the-counter medications, live animal purchases and services such as grooming and boarding, is estimated to exceed $60.0 billion in sales in 2015. Veterinary care, which includes sales of companion animal therapeutics, parasiticides and vaccines and other medical expenses for veterinarian visits, is one of the fastest growing industries in the U.S. companion animal market. We are targeting the companion animal therapeutics segment of the veterinary care industry. We estimate that in 2013 consumers spent $2.3 billion on companion animal therapeutics. This segment is currently dominated by small molecule drugs. We believe only one mAb for veterinary use has received a full license from the United States Department of Agriculture, or USDA, and there are currently no mAbs for the management of pain or inflammation in companion animals fully approved for marketing in the United States or the European Union, or EU. Biologics, including mAbs, have grown to be the largest class of therapeutics within the top ten best-selling drugs for humans. We believe that mAbs will drive a similar trend in the companion animal therapeutics market.

Historically, most companion animal therapeutics have been in areas overlapping with livestock health, notably vaccines, parasiticides and anti-infectives. Similar to human therapeutics, and given the safety and efficacy profile of biologics, we see opportunities for biologic therapies for companion animals in the areas of pain, inflammation, oncology, dermatology, allergy and gastrointestinal disease. We expect the market for companion animal biologic therapies to increase primarily due to:

•

Higher standards and better care. Because owners are increasingly regarding their companion animals as important members of their families, owners are demanding better care and treatment options for their companion animals. In a 2011 survey by Kelton Research, 81% of respondents considered their dogs to be true family members. According to the American Pet Products Association, approximately 78% of U.S. dog owners treated their dogs with medications in 2010, as compared to 50% in 1998. In a 2010 poll by Associated Press, 35% of companion animal owners indicated they were willing to spend $2,000 to treat their companion animal for a serious medical condition.

•

Aging companion animal population. Companion animals are living longer, leading to increased incidence of diseases commonly associated with aging, such as arthritis, diabetes, tumors and kidney disease. According to a 2013 report by Banfield Pet Hospital, the average lifespan of dogs increased from 10.5 years in 2002 to 11 years in 2012, and the average lifespan of cats increased from 11 years in 2002 to 12 years in 2012.

We believe these favorable demographics create a significant opportunity for companion animal biologic therapies.

Limitations of Current Standard of Care and the Promise of Biologics

Despite the growing market for veterinary care and favorable market dynamics, there are few treatment options approved for use in companion animals relative to the diversity of available human therapeutics. Current approved therapeutics for the management of many conditions, including pain, inflammation and cancer, are predominantly small molecule drugs.

Small molecules are typically formulated as oral dose forms that owners must administer to their companion animals, often daily or more frequently. There are concerns regarding the use of small molecule therapeutics in some areas of companion animal medicine. For example, many NSAIDs commonly prescribed for pain and inflammatory diseases have black box warnings in their labelling of potentially serious side effects that limit their chronic use in dogs and largely preclude their chronic use in cats.

We believe that small molecule products as a class present significant limitations in the following areas:

•

Toxicity. Many small molecule therapies carry the risk of increased toxicity due to off-target effects. Furthermore, some small molecule therapies can result in toxicity and bleeding and, in extreme cases, death for certain breeds of dogs. For example, NSAID therapy can result in gastrointestinal toxicity in humans and animals, but in dogs it can also result in renal and hepatic toxicity. Treatment in cats is further complicated given their livers are unable to process NSAIDs effectively, further complicated by renal toxicity. For this reason, substantially all NSAIDs used in cats in the United States are approved for use for no more than three consecutive days.

•

Administration challenges. Because many small molecule therapies typically suffer from a short half-life (time in the blood), they typically require daily or more frequent injections or oral dosing. In addition, because most small molecule products are administered orally, it is difficult to ensure the product is ingested and absorbed. As a result, daily or more frequent injections or oral dosing of small molecule products provides challenges to owners that increase the risk of poor compliance with the treatment regimen.

In recent years, particularly in inflammation and cancer, human drug development has increasingly focused on biologics, such as mAbs, which generally offer safety and efficacy profiles that make them attractive alternatives to small molecule drugs for many indications. Seven of the top ten best-selling human drugs in 2014 were biologics, including Humira, Enbrel and Remicade for inflammatory diseases, Rituxan for oncology and inflammatory disease, Avastin and Herceptin for oncology and the insulin analog Lantus, which collectively amounted to worldwide sales in 2014 of approximately $60.0 billion (or approximately 73% of the top ten drugs’ revenue). We believe this illustrates a significant opportunity for us to develop first-in-class therapeutics for the unmet medical needs of companion animals utilizing our proprietary PETization platform.

Our Strategy

We strive to be at the forefront of companion animal therapeutic innovation by developing and commercializing a portfolio of biologics for companion animals. To achieve this goal, we intend to:

•

Leverage our proprietary PETization platform and experience to develop multiple companion animal therapeutics. Our proprietary PETization platform enables the rapid translation of mAbs between species, positioning us to identify and develop multiple companion animal therapeutics. In addition, we have assembled a team of professionals that is highly experienced in the development and commercialization of companion animal and human therapeutics for global markets. We believe our platform and experience will enable us to develop and commercialize effective biologics for companion animals.

•

Focus on common conditions impacting the quality of life of companion animals to make a positive impact on their health. Improving available therapies and addressing the unmet medical needs of dogs and cats will allow us to make an immediate positive impact on their health. For both dogs and cats, we intend to conduct our pivotal safety and efficacy studies in order to obtain regulatory approval for safer, more effective products than those that are currently available, in areas such as pain, inflammation and cancer. In addition, due to the toxicity of currently available treatments in cats particularly for pain management, we believe biologics can provide safe and effective treatment alternatives for a variety of chronic diseases for which there are presently limited options.

•

Commercialize our lead product candidates with a direct sales force and distributors in the United States and through strategic alliances in international markets. If our lead product candidates are approved for commercialization, we intend to recruit senior executives with animal health sales and marketing expertise, and through an energetic sales force we intend to train veterinarians to understand the science and benefits of biologics. By adding complementary distributor relationships in the United States and strategic alliances in the EU and elsewhere, such as our existing relationship with Virbac, we believe we can optimize our penetration of the veterinary markets.

•

Educate veterinarians about the benefits of biologics compared to conventional treatments. We intend to educate veterinarians about the benefits of biologics compared to currently available treatments and the advantages of our PETization platform over other approaches. We also intend to become the thought leaders in the field of companion animal therapeutics by publishing clinical and scientific data and analysis, working with key opinion leaders, presenting at leading veterinary conferences and engaging in outreach at major veterinary colleges.

•

Collaborate with leaders in human and veterinary biologics to bring to market the next generation of companion animal therapeutics. We believe that universities, as well as pharmaceutical and animal health companies, present an opportunity to leverage our PETization platform. Through collaborations, we intend to design, develop, manufacture and bring to market the next generation of mAbs and complementary technologies.

In order to execute our strategy we have assembled a management team and board of directors who have held senior positions in leading biopharmaceutical and animal health companies and who have extensive experience in the discovery, development and commercialization of therapeutics.

Process Development, Manufacturing and Distribution

We currently have no significant internal capability to manufacture the formulated product candidates for use in our registrational studies or commercial supplies of any of our product candidates that may be approved, and we are primarily dependent upon third-party manufacturers for such supplies. We have contracted with Fujifilm Diosynth Biotechnologies UK Ltd, or Fujifilm, to provide future clinical-scale biomanufacturing services for NV‑01 and NV‑02. Our contract with Fujifilm also provides the opportunity for Fujifilm to become the commercial manufacturer of these product candidates. In light of requirements imposed by the Brazilian regulatory authority (ANVISA) regarding segregation of human and veterinary manufacturing areas, we were unable to agree on acceptable terms for commercial supply with our prior manufacturer. As a part of our ongoing evaluation of manufacturing providers, we intend to continue to evaluate alternatives in the near term for active pharmaceutical ingredient and finished drug product for commercial supply to mitigate risks.

We depend on third parties to supply all of our required raw materials and finished products for our pre-clinical, proof-of-concept, pilot and pivotal safety and efficacy studies and commercial supply. We believe that the raw materials that we require to manufacture our lead product candidates are readily available commodities commonly used in the biopharmaceutical industry.

We currently do not have a direct sales organization. In order to commercialize any of our current or future product candidates, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make or maintain arrangements with third parties to perform these services, and we may not be successful in doing so. We expect to establish a small direct sales organization in the United States and to utilize distributors to commercialize our lead product candidates. In jurisdictions outside of the United States, we intend to utilize companies with an established commercial presence to market our lead product candidates in those jurisdictions, but we may be unable to enter into or maintain such arrangements on acceptable terms, if at all.

We entered into a master collaboration, supply and distribution agreement, or the Master Agreement, and a specific distribution agreement, or SDA, for NV‑01 with Virbac in November 2014. Pursuant to the Master Agreement, we appointed Virbac as our sole and exclusive distributor of NV‑01 and any other products for which we enter into an SDA with Virbac in the veterinary field worldwide except for the United States and Canada. We refer collectively to the applicable area as the “Territory.” After a specified period, we will have the right to distribute and sell the product ourselves in the Territory. If we do so, we have agreed to make a lump sum payment to Virbac and Virbac shall become a non-exclusive distributor for such product in the Territory.

Pursuant to the Master Agreement, Virbac must provide clinical, regulatory, marketing and sales input via a joint steering committee, advise us in the drafting of regulatory submissions in the countries within the Territory, sell our products, meet or exceed minimum annual net sales obligations for each product, manage local complaints and transfer drug safety data, not apply for the registration of any trademark that is the same as or similar to any of our trademarks and launch the product within a specified time period after marketing authorization. We have agreed to develop the products in accordance with a development plan agreed with Virbac and to use commercially reasonable efforts to obtain and maintain market authorization of the products, all at our own cost. We have agreed to arrange manufacture and supply of the product to Virbac on a cost-plus basis. Virbac must pay to us certain milestone payments for our research and development work for our products, as well as fees based on Virbac’s net sales of the product reduced by specified amounts intended to reflect certain costs of goods and costs of selling, each as provided in the SDA for the product.

Pursuant to the Master Agreement, Virbac may not distribute any competing product in a country where a marketing authorization has been obtained for a period of five years from Virbac’s first commercial arm’s length bona fide sale of one of our products in certain European countries specified in the Master Agreement. Virbac has the first option right to negotiate an SDA with us for our future products in the Territory. If we receive a bona fide proposal from a third party for the assignment of the registration dossier (containing information necessary for obtaining a marketing authorization) for any products covered by the Master Agreement, we have agreed to notify Virbac, which will have the right to make an offer to purchase the registration dossier.

The Master Agreement (and any SDA) has an initial term of ten years from the date of Virbac’s first commercial arm’s length bona fide sale of a product in certain European countries specified in the Master Agreement and, unless otherwise agreed by the parties, will automatically renew for successive periods of two years each. Each party may terminate the Master Agreement for the other party’s uncured material breach or insolvency. Virbac may terminate the Master Agreement if we do not obtain in a timely fashion a marketing authorization for NV‑01 in Europe, there is a material failure to comply with the target product profiles for NV‑01, there is a material deviation from a development plan for NV‑01 or the distribution of all products covered by the agreement is prevented in certain important countries specified in the Master Agreement as a result of a potential infringement of a third party’s intellectual property rights. Each party may terminate the applicable SDA if the commercial margin for the product falls below a certain threshold.  Virbac may terminate an SDA if the distribution of the applicable product is prevented in certain important countries specified in the Master Agreement as a result of a potential infringement of a third party’s intellectual property rights, or there is a material deviation from a development plan.

The SDA for NV‑01 specifies the conditions under which Virbac will place orders to us for the provision of NV‑01 in accordance with a target product profile, the marketing authorization in Europe, the product specifications and specific terms of Virbac’s distributions of NV‑01. These terms include milestone payments aggregating to $1.0 million for our receipt of our first marketing authorization in Europe for NV‑01 and Virbac’s first commercial arm’s length bona fide sale of one of NV‑01 in certain European countries specified in the Master Agreement. The SDA also provides that we will receive a fixed percentage between 45-55% of the commercial margin from sales of NV‑01, which is calculated based on the net sales of NV‑01 reduced by specified amounts intended to reflect certain costs of goods and costs of selling, as provided in the SDA.

Competition

The companion animal therapeutics segment of the veterinary care industry is highly competitive and characterized by rapid technological change. Key competitive factors in our industry include, among others, the ability to successfully advance the development of a lead product candidate through pivotal safety and efficacy studies; the timing and scope of regulatory approvals, if ever achieved, average selling price of competing products and animal therapeutic products in general, the availability of raw materials, contract manufacturing and manufacturing capacity, manufacturing costs, establishing and maintaining intellectual property and patent rights and their protection, and sales and marketing capabilities.

We believe our main competitors are animal health companies that are developing products for use in companion animals, such as Aratana Therapeutics, Inc., Kindred Biosciences, Inc. and Zoetis, Inc. In addition, there are a number of large biopharmaceutical companies with animal health divisions, such as Bayer AG; Boehringer Ingelheim GmbH; Eli Lilly and Company (Elanco division); Merck & Co., Inc.; and Sanofi S.A. (Merial division). If approved, we expect NV‑01 and NV‑02 will face competition from Deramaxx, marketed by Elanco; Metacam, marketed by Boehringer Ingelheim; Previcox, marketed by Merial; and Rimadyl, marketed by Zoetis, as well as from generic Meloxicam and Carprofen and other pain-treating products. We believe that Aratana and Kindred are developing, and that other companies may develop, similar products as well. In addition, private-label products may compete with our lead product candidates. If companion animal therapeutics customers increase their use of new or existing private-label products, our operating results and financial condition could be adversely affected.

We are a clinical-stage biopharmaceutical company with a limited operating history and many of our competitors have substantially more resources than we do, including financial, technical and sales resources. In addition, many of our competitors have more experience than we have in the development, manufacture, regulation and worldwide commercialization of companion animal therapeutics. We are also competing with academic institutions, governmental agencies and private organizations that are conducting research in the field of companion animal therapeutics. Our competition will be determined in part by the potential indications for which our lead product candidates are developed and ultimately approved by the regulatory authorities. Additionally, the timing of market introduction of some of our future products or of competitors’ products may be an important competitive factor. Accordingly, we expect the speed with which we can develop our lead product candidates, complete pivotal safety and efficacy studies and approval processes, and supply commercial quantities to market to be important competitive factors.

Research and Development

Research and development expense consists primarily of employee compensation for internal research personnel, fees for regulatory, professional and other consultants and third party development costs. Research and development expense was $9.8 million, $5.6 million and $2.7 million for fiscal years 2015, 2014 and 2013, respectively.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our product candidates, novel discoveries, product development technologies and other know-how, to operate without infringing on the proprietary rights of others and to prevent others from infringing our proprietary rights. We seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trademarks, trade secrets, know-how, confidentiality and other agreements and continuing technological innovation to develop and maintain our proprietary position.

We generally pursue composition and therapeutic use patents for the product candidates we develop and intend to commercialize. We have also pursued patents with respect to our proprietary PETization platform.

We have filed patent applications with respect to 10 patent families with claims directed to our PETization platform, our NV‑01, NV‑02 and NV‑08 product candidate compositions, several of our pipeline product candidate compositions and therapeutic uses of such product candidate compositions. We have filed approximately 90 patents and pending patent applications, around the world, focusing on countries in our expected key markets, including Australia, Brazil, Canada, China, Europe, Hong Kong, India, Japan, Malaysia, New Zealand, Russia, Singapore, South Korea and the United States.  We have eight pending patent applications in the United States. We have six registered patents (five in New Zealand and one in the United Kingdom) in our portfolio.

Patents extend for varying periods depending on the date of the patent filing or grant and the patent term provided by law in the countries where patents are obtained.  Our patents, or the patents we may receive pursuant to our pending patent applications, relating to NV-01, NV-02, NV-08 and our PETization platform expire, or are expected to expire, in 2032 and 2033.  We have submitted a number of other patent applications with claims that relate to other indications we may pursue in the future.

Government Regulation

The development and testing, regulatory approval, import, distribution, marketing, sale and post-marketing oversight of veterinary care products are each governed by the laws and regulations of each country in which we intend to sell our lead product candidates. To comply with these regulatory requirements, we have established processes and resources to provide oversight of the development, regulatory approval and launch of our lead product candidates and their maintenance in the market.

Requirements for Approval of Veterinary Medicinal Products Worldwide

We operate as a global company and, therefore, are developing our lead product candidates with a global regulatory strategy. We intend to initially market our lead product candidates in the United States and the EU.

As a condition for the regulatory approval for sale of veterinary medicinal products, regulatory agencies worldwide generally require that a product to be used for animals be demonstrated to:

•	be safe for the intended use in the intended species;
•	have substantial evidence of effectiveness for the intended use;
•	have a defined manufacturing process that ensures that the product can be made with high quality and consistency; and
•	be safe for humans handling the product and for the environment.

Safety

To determine that a new veterinary medicine is safe for use, the regulatory authorities require developers to provide data from one or more target animal safety studies generated in the species of interest in a laboratory environment tested at doses higher than the intended label dose, over a period of time determined by the intended length of dosing of the product. In the case of the FDA, a review of the design of the safety study and the study protocol can be completed prior to initiation of the study to help assure that the data generated will meet FDA requirements. Scientific advice can be also obtained from the EMA.

These studies are conducted under rigorous quality processes, including good laboratory practices, to assure integrity of the data. They are designed to clearly define a safety margin, identify any potential safety concerns and establish a safe dose for the product. In addition, safety data from pivotal studies conducted under good clinical practice standards are evaluated to further define the safety profile of the product in the target population.

Furthermore, because safety and efficacy studies must conform to the Veterinary International Conference on Harmonization guidelines, which are established under an international program aimed at harmonizing technical requirements for veterinary product registration, they can be utilized by regulatory bodies in the United States, the EU, Japan, Canada, New Zealand and Australia, as well as other regulatory bodies worldwide. This initiative assists in reducing the number of animals used to determine if a veterinary product is safe and efficacious.

Efficacy

A range of efficacy studies varying in size and design may be conducted throughout the course of a product candidate’s development. Early proof-of-concept studies may be conducted in the species of interest in a laboratory environment to establish efficacy and the dose range for each product. Data regarding drug absorption via different routes of administration and the relationship of the dose to efficacy are studied. When an effective dose is established, a study to test the product in “real world” or “field” conditions is designed via a documented protocol, prior to beginning the study. Studies that may be used to support regulatory applications for marketing approval are termed “registrational” or “pivotal.”

Non-registrational or “pilot” field studies may also be conducted to further develop the evidence base supporting a product candidate and optimize its dosing regimen among other variables. They typically precede a pivotal study and help to optimize the design of the latter. They may also be used post-registration for studies in new indications. Large pilot field studies may enroll 100 – 150 animals, approaching a pivotal study in size.

A pivotal field safety and efficacy study must be conducted with the formulation of the product that is intended to be commercialized and is a multi-site, randomized, controlled study, often with a placebo control. To reduce bias in the study, individuals doing the assessment are not told whether the subject is in the group receiving the treatment being tested or the placebo group. The number of subjects enrolled in such studies is determined by statistical procedures using pilot studies as a guide. In both the United States and the EU, the number of subjects enrolled in a pivotal safety and efficacy study is required to be at least 100 to 150 animal subjects treated with the test product. In many cases, numbers of animals enrolled will exceed these numbers.

A pivotal study may be designed with clinical sites in both the United States as well as the EU, and other jurisdictions, and this single study may satisfy regulatory requirements in several jurisdictions. In the case of the FDA, the pivotal efficacy study protocol can be submitted for review and concurrence prior to study initiation, to help assure that the data generated will meet requirements. Scientific advice can be also obtained from the EMA before conducting the study.

Chemistry, Manufacturing and Controls

To assure that the product can be manufactured consistently, regulatory agencies require developers to provide documentation of the process by which the active pharmaceutical ingredient is made and the controls applicable to that process that assure the active pharmaceutical ingredient and the formulation of the final commercial product meet certain criteria, including quality, purity, and stability. After a product is approved, developers are required to communicate with the regulatory bodies any changes in the procedures or manufacturing site. Both the active pharmaceutical ingredient and the commercial formulations are required to be manufactured at facilities that engage in pharmaceutical good manufacturing practices.

Environmental and Human Safety

U.S. law requires sponsors to provide an environmental impact statement for products given at the home of the animal’s owner or in a veterinary clinic or hospital. If products might result in some type of environmental exposure or release, the environmental impact must be assessed. For approval in the EU, a risk assessment for potential human exposure is required.

Labeling

The intended label for the product, and also any information regarding additional research that has been conducted with the product, must be submitted to the FDA and other regulatory bodies for review. In addition, advertising and promotion of veterinary care products is controlled by regulations in many countries. These rules generally restrict advertising and promotion to those claims and uses that have been reviewed and approved by the applicable agency.

United States

Three federal regulatory agencies regulate the health aspects of veterinary care products in the United States: the FDA, the USDA, and the Environmental Protection Agency, or EPA.

The Center for Veterinary Medicine at the FDA regulates animal pharmaceuticals and certain biopharmaceuticals under the Federal Food, Drug and Cosmetic Act. The Animal and Plant Health Inspection Service at the Center for Veterinary Biologics at the USDA regulates veterinary vaccines and certain biologics pursuant to the Virus-Serum-Toxin Act. The EPA Office of Pesticide Programs regulates veterinary pesticides under the Federal Insecticide, Fungicide and Rodenticide Act.

Our current lead product candidates are animal pharmaceuticals, biopharmaceuticals or biologics for the treatment of pain associated with osteoarthritis, which are regulated by the FDA, and the USDA has advised us that it expects to regulate certain other potential product candidates currently in research. Manufacturers of veterinary pharmaceuticals and biologics must demonstrate that their products are safe, effective, and produced by a consistent method of manufacture. While their procedures vary, both the USDA and the FDA conduct post-approval monitoring of products, require submission of reports of any product quality defects, adverse events or unexpected results and may conduct regulatory inspections from time to time.

Regulatory Process at the FDA

Under the Federal Food, Drug, and Cosmetic Act, a new animal drug may not be sold into interstate commerce unless it is the subject of an approved new animal drug application, or NADA, the subject of an administrative NADA, there is a conditional licensure or the drug is included in the FDA’s index of legally-marketed unapproved new animal drugs for minor species.

To begin the development process for products in the United States, an INAD submission is made to the FDA. Pre-development meetings may be held with the FDA to reach general agreement on the plans for providing the data necessary to fulfill requirements for a NADA. Testing submitted in support of an application to the FDA generally must be conducted in accordance with good laboratory practices, and certain research conducted at research facilities will be subject to additional requirements of the Animal Welfare Act, which affords oversight of animal study subjects. During development, pivotal protocols may be submitted to the FDA for review and concurrence prior to conducting the required studies. Data on manufacturing, safety and efficacy (major technical sections) must be submitted to the FDA for review in the NADA, with review conducted according to timelines specified in the Animal Drug User Fee Act.

Once the data have been submitted and the review completed for each technical section—safety, efficacy and chemistry, manufacturing and controls, or CMC—the FDA issues a technical section complete letter pertaining to each section upon successful review. When complete letters have been received for the major technical sections, a draft of the Freedom of Information Summary is compiled by the sponsor, and the proposed product labeling, and all other relevant information, is submitted to FDA for review. An administrative NADA submission is the final step after complete letters are received for all technical sections of a NADA.

After approval, reports of any and all adverse events must be submitted on a regular basis to the FDA and other ongoing recordkeeping and compliance requirements will apply, including those relating to manufacturing, advertising, labeling and any changes to the product.

Regulatory Process at the USDA

Under federal law, including the Virus-Serum-Toxin Act, producers of veterinary biologics in the United States must have a U.S. Veterinary Biologics Establishment License and a U.S. Veterinary Biological Product License for each product. To qualify for an establishment license, an applicant also must qualify for at least one product license. For those entities or individuals wishing to market imported veterinary biological products in the United States, a U.S. Veterinary Biological Product Permit is required.

To begin the development process for veterinary biological products regulated by the USDA, an Application for U.S. Veterinary Biological Product License is filed with the USDA. Meetings may be held with the USDA to reach general agreement on the plans for providing the data necessary to fulfill requirements for an approval, and a licensing plan, including pivotal study protocols, may be submitted to the USDA for review and comment prior to initiating work that will be used to support product licensure. During development, data on manufacturing, including purity and potency, safety and efficacy must be submitted to the USDA for review. Once all data have been submitted and reviewed, the USDA issues its decision. Unlike the FDA, there are no timelines specified by law for the USDA’s review. The USDA also offers conditional licensure. Conditional licensure is available in order to meet an emergency condition, limited market, local situation or special circumstance and, when granted, allows a manufacturer to develop full efficacy data while marketing a product for which it has demonstrated purity, safety and a reasonable expectation of efficacy.

After licensure, manufacturers must contemporaneously record and maintain information related to adverse events of which they become aware (which may be reviewed upon inspection), and manufacturers are obligated to inform the USDA immediately when they are aware of problems with the purity, potency, safety, efficacy, preparation, testing or distribution of a product. Manufacturers are responsible for maintaining the compliance of the product post-licensure.

European Union and the EMA Regulatory Process

The EMA regulates the scientific evaluation of medicines developed by pharmaceutical companies for use in the EU. The EMA’s veterinary review section is distinct from the review section for human medicines. To perform these evaluations the EMA utilizes a specific scientific committee, the Committee for Medicinal Products for Veterinary Use. The EMA considers applications submitted by companies for the marketing authorization of veterinary medicinal products and evaluates whether or not the medicines meet the necessary quality, safety and efficacy requirements. Assessments conducted by the EMA are based on scientific criteria and are intended to ensure that veterinary medicines reaching the marketplace have a positive risk-benefit balance in favor of the animal population for which they are intended. Based on the EMA’s recommendation, a centralized marketing authorization is granted by the EMA, which allows the product to be marketed in all of the EU states, together with Norway, Lichtenstein and Iceland. The EMA is also responsible for various post-authorization and maintenance activities, including the assessment of modifications or extensions to an existing marketing authorization.

To obtain a marketing authorization from the EMA, an application for marketing authorization must be submitted. This application is the EMA’s equivalent of the FDA’s NADA and includes data from studies showing the quality, safety and efficacy of the product. The EMA reviews and evaluates the data. For each application, a rapporteur and co-rapporteur are appointed from the members of the EMA. Their role is to lead the scientific evaluation and prepare the assessment report. The rapporteur can utilize experts to assist in performing the assessment. The assessment report is critiqued by the co-rapporteur and other members of the EMA before the EMA makes its determination. The final opinion of the EMA is generally given within 210 days of the submission of an application, but the EMA makes the final decision on the approval of products. In general, the requirements for regulatory approval of a veterinary medicinal product in the EU are similar to those in the United States, requiring demonstrated evidence of purity, safety, efficacy and consistency of manufacturing processes.

Rest of World

Other countries around the world have their own regulatory requirements for approving and marketing veterinary medicinal products. In Japan, before granting marketing authorization, the Ministry of Agriculture, Forestry and Fisheries examines each veterinary medicinal product by categories including name, ingredient, composition, manufacturing methods, administration and dose, indications or effects and adverse reactions on the basis of data submitted by the applicant. In Australia, the Australian Pesticides and Veterinary Medicines Authority is the government authority for the registration of all agricultural and veterinary products, and it assesses applications from manufacturers of veterinary pharmaceuticals and related products.

Many country-specific laws and regulations include requirements for labeling, safety, efficacy and manufacturers’ quality control procedures designed to assure the consistency of the products, as well as company records and reports. With the exception of those countries that have well-developed veterinary product regulation, the regulatory agencies of many other countries typically refer to the regulatory authorities in the United States and the EU and other international animal health entities, including the World Organisation for Animal Health and the Codex Alimentarius Commission, in establishing standards and regulations for veterinary pharmaceuticals and vaccines.

Employees

As of June 30, 2015, we had 28 full-time employees. Of these employees, 18 were in research and development, including clinical and regulatory functions, and ten were in general and administrative functions. We have never had a work stoppage and our employees are not represented by labor unions or covered by collective bargaining agreements.

Information about Segments and Geographic Revenue

Information about segments and geographic revenue is set forth in Note 2 of the Notes to Consolidated Financial Statements under Item 8 of this Report. In addition, financial information regarding our operations, assets and liabilities, including our total revenue and net loss for the years ended June 30, 2015 and 2014 and our total assets as of June 30, 2015 and 2014, is included in our Consolidated Financial Statements under Item 8 of this Report.

Corporate Information

Nexvet Australia Pty Ltd, formerly known as Nexvet Biopharma Pty Ltd, or Nexvet Australia, was incorporated in Australia in February 2010. In September 2014, Nexvet Biopharma Limited, a newly-formed Irish private company, became the parent company of Nexvet Australia and its subsidiaries pursuant to a transaction in which all of the holders of ordinary shares, preference shares, restricted share units and options and warrants to purchase ordinary shares of Nexvet Australia exchanged their holdings for equivalent ordinary shares, preference shares, restricted share units or options or warrants to purchase ordinary shares, as applicable, of Nexvet Biopharma Limited. We refer to this transaction as the “Irish Exchange.” Nexvet Biopharma Limited then re-registered as an Irish public limited company in September 2014. We refer to this re-registration as the “Re-registration” and we refer to the Irish Exchange and the Re-registration collectively as the “Irish Reorganization.” Nexvet Biopharma plc became the parent company of Nexvet Australia pursuant to the Irish Reorganization, and for financial reporting purposes the historical consolidated financial statements of Nexvet Australia became the historical consolidated financial statements of Nexvet Biopharma plc and its subsidiaries as a continuation of the predecessor.

Our principal executive offices are located at National Institute for Bioprocessing Research and Training, or NIBRT, Foster’s Avenue, Mount Merrion, Blackrock, Co. Dublin, Ireland, and our telephone number is +353 1 901 0339. Our internet address is www.nexvet.com. Information contained on, or accessible through, our website is not a part of, and is not incorporated into, this Report and references to our website in this Report are inactive textual references only.

Item 1A. Risk Factors.

You should carefully consider the risks described below, as well as the other information in this Report, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our ordinary shares could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may have similar adverse effects on us.

Risks Related to Our Business

We have a limited operating history, are not profitable and may never become profitable.

We are a clinical-stage biopharmaceutical company focused on the therapeutics segment of the companion animal market, with a limited operating history.  Since our formation in February 2010, our operations have been limited to the identification of product candidates and to the research and development of our lead product candidates, which primarily target pain associated with osteoarthritis in dogs (NV‑01), pain associated with degenerative joint disease, including osteoarthritis, in cats (NV‑02) and chronic inflammatory diseases, including atopic dermatitis, in dogs (NV‑08).  As a result, we have limited historical operations upon which you can evaluate our business and prospects, and we have not yet demonstrated an ability to successfully overcome the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in companion animal therapeutics.  We do not have any products approved for sale, have not generated any revenue from product sales since our inception and do not expect to generate any revenue from product sales in the near future.  We have incurred significant net losses since our inception.  We incurred net losses of $11.9 million, $6.7 million, and $3.2 million for fiscal years 2015, 2014 and 2013, respectively, and as of June 30, 2015, we had an accumulated deficit of $23.7 million.  This accumulated deficit has resulted principally from costs incurred in connection with research and development of our product candidates and general and administrative costs associated with our operations.

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

Completing the development and obtaining regulatory approval of our product candidates will require substantial funds.  We believe our cash balance of $52.0 million as of June 30, 2015 will be sufficient to fund our anticipated level of operations for at least the next 12 months.  Our operating plan may change as a result of many factors currently unknown to us, and we may seek additional funds sooner than planned through public or private equity or debt financings or other sources such as strategic collaborations.  We have no current agreements or arrangements with respect to any such financings or collaborations, and any such financings or collaborations may result in dilution to our shareholders, the imposition of debt covenants and repayment obligations or other restrictions that may adversely affect our business or the value of our ordinary shares.  Even if we believe we have sufficient funds on hand for our current or planned future business and operations, we may seek from time to time to raise additional capital based upon favorable market conditions or strategic considerations such as potential acquisitions.

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

Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of researching and developing our current or future product candidates, including conducting proof-of-concept, pilot and pivotal safety and efficacy studies;
•	the timing of, and the costs involved in, obtaining regulatory approvals for any of our current or future product candidates;
•	the number and characteristics of the product candidates we pursue;
•	whether we acquire or license any other companies, assets, intellectual property or technologies in the future;
•	the cost of commercialization activities, if any of our current or future product candidates are approved for sale, including marketing, sales and distribution costs;
•	the cost of manufacturing our current and future product candidates and any approved products we successfully commercialize;
•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;
•	the expenses needed to attract and retain skilled personnel;
•	the costs associated with being a public company; and
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, if any arise, including litigation costs and the outcome of such litigation.

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

We currently have no products approved for commercial distribution and are focused primarily on the development of our lead product candidates.  None of our product candidates have completed pivotal safety and efficacy studies and their commercial viability will depend on the success of these studies, receipt of regulatory approvals and the viability of manufacturing processes.  For our first lead product candidate, NV‑01, we commenced our pivotal safety and efficacy study in October 2014, and commenced an additional pilot field safety and efficacy study in April 2015. We expect data from both these studies by the end of 2015.  For our second lead product candidate, NV‑02, we completed our final proof-of-concept study, for efficacy, in mid-2015. We anticipate results from a pilot field safety and efficacy study of NV‑02 in the first quarter of 2016. For NV‑08, we expect to complete a proof-of-concept study, for efficacy, by the end of the first quarter of 2016.

The success of our business ultimately depends upon our ability to advance the development of our product candidates from proof-of-concept studies through pilot and pivotal safety and efficacy studies in a manner that meets extensive regulatory requirements, establish facilities capable of consistently manufacturing them in accordance with strict specifications and regulations, obtain approval for their sale by the Regulatory Authorities, and ultimately have our product candidates successfully commercialized by us or a strategic partner or licensee. The results of our ongoing research and development activities, including pivotal safety and efficacy studies, may not support or justify the continued development of our product candidates, and we may not receive approval from the Regulatory Authorities to advance the development of our product candidates. Failure to advance the development of one or more of our product candidates may have an adverse effect on our business.

Our product candidates must satisfy regulatory standards of purity, safety, potency and efficacy, and standards related to manufacturing, before we can advance or complete their development or they can be approved for sale.  To satisfy these standards, we must engage in expensive and sometimes lengthy proof-of-concept, pilot and pivotal safety and efficacy studies and develop acceptable and cost-effective manufacturing processes.  Despite these efforts, our product candidates may not:

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

Even if we demonstrate favorable results in proof-of-concept or pilot studies for our lead product candidates, the results of pivotal safety and efficacy studies may not be sufficient to support the continued development of these product candidates.  The development of companion animal therapeutics can be subject to significant delays, setbacks and failures in all stages of development, including pivotal safety and efficacy studies, even after achieving promising results in proof-of-concept studies.

Accordingly, results from completed proof-of-concept or pilot studies of our product candidates may not be predictive of the results we may obtain in pivotal safety and efficacy studies.  Furthermore, even if the data collected from proof-of-concept studies, pilot and pivotal safety and efficacy studies involving any of our product candidates demonstrate a satisfactory safety and efficacy profile, such results may not be sufficient to obtain regulatory approval from the Regulatory Authorities, which is required to market and sell a product.

The discovery, development and manufacturing of biologics involves relatively novel technologies and an expensive and lengthy process with uncertain outcomes.

Many biologics have been approved for use in humans, but apart from vaccines, relatively few recombinant proteins or antibodies have been approved for use in animals.  There are unique risks and uncertainties associated with biologics, the discovery, development and manufacturing of which are subject to regulations that are complex and extensive. In addition, we develop biologics for companion animals using our proprietary PETization platform, which is a new platform that has not resulted in any commercialized products. Identification, optimization and manufacturing of biologics, including companion animal therapeutics, is a relatively new field in which unanticipated difficulties or challenges could arise. For example, there are no established practices or regulatory standards for pre-launch batch size manufacturing scale-up of a companion animal biological product candidate to commercial levels, which may cause our estimated manufacturing costs to materially increase due to unforeseen requirements from regulators or our third party manufacturer. Success in preliminary safety, proof-of-concept, pilot, field and prior target animal studies or pivotal studies, or success in studies of products similar to our product candidates but conducted in humans, does not ensure that our target animal studies or pivotal studies will be successful, and the results of development efforts by other parties may not be indicative of the results of our target animal studies, pivotal studies and other development efforts.  We may be unable to identify biologics suitable for development or to achieve the potency and stability required for use in target animals.  In particular, canine, feline and equine antibodies represent novel types of product candidates that may be difficult to identify through PETization or develop successfully.

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

In addition, manufacturing biologics, especially in large quantities, is complex and may require the use of technologies that we may need to develop ourselves or in conjunction with third-party collaborators.  Small changes in the manufacturing process can have a significant impact on product quality, consistency and yield.  Such manufacturing requires facilities specifically designed and validated for this purpose and sophisticated quality assurance and quality control procedures.  Biologics are also usually costly to manufacture.  Manufacturing biologics may be more technically challenging, time-consuming and expensive than we anticipate or subject to other regulatory uncertainties.  For example, human nerve growth factor inhibitor product candidates were previously subject to classwide partial clinical holds imposed by the FDA in recent years due to the emergence of safety signals in humans, including rapidly progressive osteoarthritis, as a result of various factors including co-administration with non-steroidal, anti-inflammatory drugs.  Classwide adverse effects may be seen in companion animals with the PETized product candidates we seek to manufacture and result in clinical holds or protocol revisions or otherwise cause delays or increased costs.  We may be unable to manufacture biologics at full commercial scale and at an economical cost, if at all.

The results of our proof-of-concept or pilot studies for our product candidates may not be predictive of the results in any future pivotal safety and efficacy studies, and we may not be able to obtain any regulatory approvals.

The results of our proof-of-concept or pilot studies, other initial development activities and any previous studies in animals or conducted in humans may not be predictive of future results of our pivotal safety and efficacy studies.  Proof-of-concept studies involve relatively small numbers of animals compared to pivotal studies.  For example, our proof-of-concept study completed for the efficacy of NV‑01 involved 26 dogs, while our pivotal safety and efficacy study being conducted for NV‑01 has enrolled at least 250 dogs.  In March 2015, we received the results of a sample size reassessment for this study, which indicated that, in order to have a high probability of a statistically significant endpoint at the day 28 primary assessment, it would be necessary to increase the current size of the study.  Following this sample size reassessment, we assessed the impact of time, cost and related logistical issues regarding the feasibility of substantially increasing the number of dogs in the current study, or initiating additional studies.  This assessment included consulting with both the United States Food and Drug Administration’s Center for Veterinary Medicine and Virbac S.A., our sole and exclusive distributor of NV‑01 and any other products for which we enter into a specific distribution agreement with Virbac in the veterinary field worldwide except for the United States and Canada.  We concluded that we should continue the current study to completion without a change in study size, while also commencing a new placebo-controlled multi-site pilot field safety and efficacy study to assess various doses and dosing regimens of NV‑01.  This new study is expected to enroll approximately 150 dogs and to cost approximately $1.0 million, although it could result in additional costs.  We expect this study to be completed in the fourth quarter of 2015, but unforeseen circumstances may delay its completion.  While the purpose of this new study is to obtain information that may assist the design of a future, additional pivotal study for NV‑01, if needed, it may not result in our obtaining such information.  We may not receive results in any NV‑01 pivotal safety and efficacy study that are sufficient to obtain regulatory approval.

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

We believe our main competitors are animal health companies that are developing products for use in companion animals, such as Aratana Therapeutics, Inc., Kindred Biosciences, Inc. and Zoetis, Inc.  In addition, there are a number of large biopharmaceutical companies with animal health divisions, such as Bayer AG; Boehringer Ingelheim GmbH; Eli Lilly and Company (Elanco division); Merck & Co., Inc.; and Sanofi S.A. (Merial division).  If approved, we expect NV‑01 and NV‑02 will face competition from Deramaxx, marketed by Elanco; Metacam, marketed by Boehringer Ingelheim; Previcox, marketed by Merial; and Rimadyl, marketed by Zoetis, as well as from generic Meloxicam and Carprofen and other pain-treating products.  We believe that Aratana and Kindred are developing, and that other companies may develop, similar products as well.  In addition, private-label products may compete with our lead product candidates.  If companion animal therapeutic customers increase their use of new or existing private-label products, our operating results and financial condition could be adversely affected.

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

As of June 30 2015, we had 28 full-time employees, and we anticipate the need to increase the size of our organization, which will require us to hire, train, retain, manage and motivate current and additional employees, consultants or advisors with experience in a number of disciplines, including research and development, sales, finance, and manufacturing.  Our success depends in part on our ability to attract and retain highly qualified key management, personnel and directors to develop, implement and execute our business strategy and operations, and oversee the activities of our consultants and vendors, as well as academic and corporate advisors or consultants that assist us in this regard.  We are currently highly dependent upon the efforts of our management team to accomplish this, specifically including Mark Heffernan, our co-founder and Chief Executive Officer, David Gearing, our co-founder and Chief Scientific Officer, and Damian Lismore, our Chief Financial Officer. We do not have any “key man” insurance.

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

We rely on third-party manufacturers for supplies of our lead product candidates, and we intend to rely on third-party manufacturers for commercial quantities of any of our product candidates that may be approved.

We currently have no significant internal capability to manufacture the formulated product candidates for use in our registrational studies or commercial supplies of any of our product candidates that may be approved, and we are primarily dependent upon third-party manufacturers for such supplies.  We currently have a relationship with only one contract manufacturer, Fujifilm, for the potential manufacturing of our lead product candidates for clinical testing purposes and commercial supply of drug substance.  Fujifilm may terminate the agreements we have entered into with them if the services cannot be completed due to technical or scientific reasons, subject to certain conditions.  If Fujifilm does not perform as agreed or terminates our agreements, we may be required to replace them as our manufacturer, and we may be unable to do so on a timely basis, on similar terms or at all.

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

The facilities used by Fujifilm or other third-party manufacturers we engage to manufacture the active pharmaceutical ingredients and formulated biologics will be subject to inspections by the Regulatory Authorities that will be conducted after we submit our NADA to and obtain approval by the FDA, or during a potential USDA licensing process for product candidates or the EMA approval process.  Among other things, these inspections may consider whether Fujifilm or other third-party manufacturers are following strict procedures associated with pharmaceutical manufacturing operations.  Our third-party manufacturers are also expected by us and by other companies for which they manufacture supplies to produce such supplies in conformity to specifications and regulatory requirements and to maintain quality control and quality assurance practices and not to employ disqualified personnel.  If our third-party manufacturers’ facilities or quality control and quality assurance practices do not comply with regulatory requirements or our expectations, we may need to find alternative manufacturing facilities, which would adversely impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.  For example, the Brazilian regulatory authority (ANVISA) imposes certain requirements regarding segregation of human and veterinary manufacturing areas.  In light of these requirements, we were unable to agree on acceptable terms for commercial supply with our prior manufacturer.  Minor deviations in our manufacturing processes, such as temperature excursions or improper package sealing, could result in delays, inventory shortages, unanticipated costs, product recalls, product liability or regulatory action.  In addition, a number of factors could cause production interruptions, including:

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

In accordance with good manufacturing practice, changing manufacturers may require the re-validation of manufacturing processes and procedures and may require further studies to show comparability between the materials produced by different manufacturers. Changing our current or future third-party manufacturers may be difficult, if possible for us, and could be costly, which could result in our inability to manufacture our product candidates for an extended period of time and therefore a delay in the development or marketing of our product candidates. Further, in order to maintain our development timelines in the event of a change in our third-party manufacturer, we may incur higher costs to manufacture our product candidates.

We depend on third-party suppliers for key raw materials to be used in our manufacturing processes, and the loss of these third party suppliers on their inability to supply us with adequate raw materials could harm our business.

We currently rely on third-party suppliers for the raw materials required for the production of our product candidates.  Our dependence on these third-party suppliers and the challenges we may face in obtaining adequate supplies of raw materials involve several risks, including limited control over pricing, availability, quality and delivery schedules.  Our suppliers may not provide us with quantities of these raw materials that we require or satisfy our anticipated specifications and quality requirements. Any supply interruption in limited or sole-sourced raw materials could materially harm our ability to manufacture our product candidates until a new source of supply, if any, could be identified and qualified. Although we believe there are currently several other suppliers of these raw materials, we may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could delay the development and potential commercialization of our product candidates, including limiting supplies necessary for clinical trials and regulatory approvals, which would harm our business.

Our business involves environmental, health and safety risks.

Our business involves the controlled use of hazardous materials and chemicals and is subject to numerous environmental, health and safety laws and regulations and to periodic inspections for possible violations of these laws and regulations. Under certain of those laws and regulations, we could be liable for any contamination at our properties or third party waste disposal sites. In addition to significant remediation costs, contamination can give rise to third party claims for fines, penalties, natural resource damages, personal injury and damage (including property damage). The costs of compliance with environmental, health and safety laws and regulations are significant. Any violations, even if inadvertent or accidental, of current or future environmental, health or safety laws or regulations, the cost of compliance with any resulting order or find and any liability imposed in connection with any contamination for which we may be responsible could adversely affect our business, financial condition, cash flows and results of operations.

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

If we do not establish strategic collaborations, we may not be able to bring our products to market and generate revenue.

Our drug research and development programs and potential commercialization of our product candidates will require substantial additional cash to fund expenses. Our strategy includes potentially collaborating with other pharmaceutical and biotechnology companies to assist us in furthering development and potential commercialization of some of our product candidates, in some or all geographies. It may be difficult to enter into one or more of such collaborations in the future. We face significant competition in seeking appropriate collaborators and these collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on acceptable terms, or at all, in which case we may have to curtail the development of a particular drug candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenue.

We currently have no direct sales organization. If we are unable to establish sales capabilities on our own, or maintain or establish new distribution relationships with third parties, we may not be able to market and sell our current or future product candidates, if approved, or generate product revenue.

We currently do not have a direct sales organization. In order to commercialize any of our current or future product candidates, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make or maintain arrangements with third parties to perform these services, and we may not be successful in doing so. We expect to establish a small direct sales organization in the United States and to utilize distributors, which may be expensive and time-consuming. In jurisdictions outside of the United States, we intend to utilize companies with an established commercial presence to market our lead product candidates in those jurisdictions, but we may be unable to enter into or maintain such arrangements on acceptable terms, if at all.

We entered into a master collaboration, supply and distribution agreement, and a specific distribution agreement for NV‑01, with Virbac S.A., or Virbac, an animal health pharmaceutical company, in November 2014. Pursuant to these agreements, we appointed Virbac as our sole and exclusive distributor of NV‑01 and any other products for which we enter into a specific distribution agreement with Virbac in the veterinary field worldwide except for the United States and Canada (and for NV-08, also except for Japan, South Korea, Taiwan, the Philippines, Malaysia, Singapore, the People’s Republic of China, Indonesia, Thailand, India, Vietnam and Myanmar, because of pre-existing distribution rights). Virbac must provide clinical, regulatory, marketing and sales input via a joint steering committee, advise us in the drafting of regulatory submissions in the countries within the applicable territory, sell our products, meet or exceed minimum annual net sales obligations for each product, manage local complaints and transfer drug safety data, not apply for the registration of any trademark that is the same as or similar to any of our trademarks and launch the product within a specified time period after marketing authorization. Virbac may terminate these agreements if, among other things, we do not timely obtain a marketing authorization for NV‑01 in Europe, there is a material failure to comply with the target product profiles for NV‑01, there is a material deviation from a development plan for NV‑01 or the distribution of all products covered by these agreements is prevented in certain important countries specified in these agreements as a result of a potential infringement of a third party’s intellectual property rights. If Virbac does not perform as agreed or terminates our agreements, we may be required to replace Virbac, and we may be unable to do so on a timely basis, on similar terms or at all.

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

We expect that our operating results will vary significantly from quarter-to-quarter and year-to-year as a result of the initiation and success or failure of proof-of-concept, pilot or pivotal safety and efficacy studies, the timing of the formulation and manufacture of our product candidates or other development related factors. In addition, we recognized research and development incentive income of $3.5 million, $2.3 million and $1.1 million, respectively, for fiscal years 2015, 2014 and 2013 under the AusIndustry research and development tax incentive program. This incentive, which constituted our largest source of income in fiscal years 2015, 2014 and 2013, may not continue in future years if we no longer meet the eligibility requirements for the tax incentive or if the program is modified or terminated. Accordingly, our revenue, expense and results of operations for any period may not be comparable to the revenue, expense or results of operations for any other period.

Risks Related to Intellectual Property

Our commercial success will depend, in part, on obtaining and maintaining patent protection for our lead product candidates.

We currently have four granted patents (all in New Zealand) but do not have any other issued patents for our lead product candidates. However, we have filed patent applications covering various aspects of our lead product candidates. Our patent applications may never result in the issuance of patents, or patents issued to us may be dominated by the patents of third parties, including, for example, patents issued to analogous human drug, drug targets or biological compositions and their usages. Furthermore, even if they are unchallenged by third parties, our patents, if issued, may not adequately protect our intellectual property or prevent others from designing around their claims. In order to commercialize our lead product candidates in one or more species, we could be required to enter into third-party licenses or, if a license is not available on terms that we consider reasonable, we could be required to cease development or commercialization of one or more of our lead product candidates. Thus, if we cannot obtain ownership of issued patents covering our lead product candidates, our business and prospects would be adversely affected.

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

Third parties may assert that we are employing their proprietary technology without authorization. For example, as a result of searching patent literature in support of patent protection and otherwise evaluating the patent landscape, we are aware of third party patents or patent applications in territories where we intend to commercialize our anti-nerve growth factor products, which contain granted claims, pending claims or claims for which patent offices have issued a notice of intention to grant with coverage that could potentially be asserted with respect to NV‑01 and NV‑02. While we do not believe such assertions would be valid or enforceable or otherwise materially adversely affect commercialization of NV‑01 and NV‑02, we may be incorrect in this belief. If any third party patent were held by a court of competent jurisdiction to cover aspects of any of our product candidates or any method of use of any of our product candidates, the holder of any such patent may be able to block our ability to develop and commercialize such product candidate unless we obtain a license under the applicable patent or limit or modify the formulation or use, or until such patent expires or is finally determined to be invalid or unenforceable. If a license to a third-party patent is needed, such a license may not be available on commercially reasonable terms or at all. Any successful assertion by a third party that one of our product candidates infringes one or more issued patents could materially affect our commercialization of that product candidate if such product candidate is approved.

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

We have current registered trademarks for our company name (NEXVET) in Australia and New Zealand and a registered trademark for the word PETisation in Australia. We also have registered trademarks for the word PETization (and similar derivations) in Australia and New Zealand. Several trademarks for our company name and the word PETization (and similar derivations) are still going through the application process in the United States, the EU and eight other foreign jurisdictions. These applications may not result in registered trademarks. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Moreover, any name we propose to use with our lead product candidates in the United States must be approved by the Regulatory Authorities, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names, and have in the past objected (and may in the future object) to applicants’ proposed product names. If the Regulatory Authorities object to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the Regulatory Authorities.

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

A Regulatory Authority may delay, limit or deny approval of any of our lead product candidates for many reasons, including if:

•	our proof-of-concept, pilot or pivotal safety and efficacy studies are found to have failed to comply with applicable regulatory standards, causing regulators to deem the data unreliable;
•	we are unable to demonstrate to the satisfaction of the Regulatory Authority that the product candidate is safe and effective for the requested indication and meets all other regulatory standards;
•	the Regulatory Authority disagrees with our interpretation of data from our pivotal safety and efficacy studies and other development efforts;
•	we are unable to demonstrate that the product candidate’s benefits outweigh any safety or other perceived risks;
•	the Regulatory Authority requires additional studies;

•	the Regulatory Authority does not approve of the formulation, the labeling or the specifications of the product candidate;
•	the Regulatory Authority fails to approve our manufacturing processes or facilities, or the manufacturing processes or facilities of third-party manufacturers with which we contract; and
•	the approval policies or regulations of the Regulatory Authority significantly change in a manner rendering the data from our studies insufficient for approval.

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

We expect to seek FDA approval in the United States for our lead product candidates for pain associated with osteoarthritis in dogs (NV‑01), pain associated with degenerative joint disease, including osteoarthritis, in cats (NV‑02) and chronic inflammatory diseases, including atopic dermatitis, in dogs (NV‑08). If our lead product candidates are approved, we may only market or advertise them for the treatment of indications for which they are approved, which could limit their adoption by veterinarians and companion animal owners. We may attempt to develop, promote and commercialize new treatment indications and protocols for our lead product candidates in the future, but we may not receive the approvals required to do so on a timely basis or at all. In addition, we would be required to conduct additional pivotal safety and efficacy studies to support our applications, which would utilize additional resources. Our lead product candidates are species-specific and cannot be used in species other than those for which they are being developed or are approved. If we do not obtain additional regulatory approvals, our ability to expand our business will be limited.

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

Our ability to use our net operating losses is subject to limitations and reassessment due to ownership changes that have occurred or that may occur in the future under the laws of the jurisdictions in which we have net operating losses, which currently include Australia. In addition, use of net operating losses is restricted to income in those jurisdictions. For example, Nexvet Australia’s tax loss carry forwards comprised $7.2 million and $4.0 million of our tax loss carry forwards as of June 30, 2015 and 2014, respectively. Given the change of ownership that occurred in September 2014 to Nexvet Australia, the Australian tax authorities could argue that there has been a change in the underlying business in Australia, which may result in a substantial portion of these tax losses never being recoverable. In June 2015, a change was passed in the relevant small business tax rate applicable to Nexvet Australia from 30% to 28.5%, which will apply from July 1, 2015.  Carry forward tax losses have been stated at the applicable 28.5% rate as of June 30, 2015. Depending on the actual amount of any limitation on our ability to use our tax loss carry forwards, a significant portion of our future taxable income could be taxable.

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

If tax authorities in any of these countries were to successfully challenge our transfer prices as not reflecting arms’ length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices, which could result in a higher tax liability to us. In addition, if the country from which the income is reallocated does not agree with the reallocation, both countries could tax the same income, resulting in double taxation. If tax authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess interest and penalties, it would increase our consolidated tax liability, which could adversely affect our financial condition, results of operations and cash flows.

We believe that we may be a passive foreign investment company for U.S. federal income tax purposes, which could subject U.S. Holders to adverse U.S. federal income tax consequences.

We believe that we may be a passive foreign investment company, or a PFIC, for U.S. federal income tax purposes in our current taxable year and we may be a PFIC in other taxable years. A foreign corporation like us generally will be a PFIC if either at least (i) 75% of its gross income is “passive income” or (ii) 50% of the gross value of its assets is attributable to assets that produce, or are held for the production of, passive income. We refer to the passive income test as the “PFIC Income Test” and the asset test as the “PFIC Asset Test.” The proceeds from our initial public offering are a passive asset under these rules and may cause us to meet the PFIC Asset Test for our taxable year that includes our initial public offering (and in later years if we are not deploying the cash at a rate that would allow us to avoid meeting the PFIC Asset Test in such later years). If we are a PFIC in any taxable year in which you hold shares and you are a “U.S. Holder,” we always will be a PFIC with respect to your share ownership (subject to the QEF election discussed immediately below) unless you make an election to “purge” PFIC status as of the beginning of the first taxable year that we are not a PFIC (a year in which do not meet the PFIC Income Test or the PFIC Asset Test) or the first taxable year that you make a QEF election, if such election is made after the first year in which you held our ordinary shares and in which we are a PFIC, all as discussed further below. If we are a PFIC and you are a U.S. Holder and do not make a Qualified Electing Fund election, or QEF election, with respect to us or a mark-to-market election with respect to our ordinary shares, you will be subject to adverse tax consequences, including deferred tax and interest charges with respect to certain distributions on our ordinary shares, any gain realized on a disposition of our ordinary shares and certain other events. The effect of these adverse tax consequences could be materially adverse to you.

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

If securities or industry analysts do not continue to publish research or reports about our company, or if they issue adverse or misleading opinions regarding us or our ordinary shares, our share price and trading volume could decline.

We currently have limited research coverage by securities and industry analysts, and if coverage is not maintained or initiated from time to time, the market price for our ordinary shares may be adversely affected. Our share price also may decline if any analyst who covers us issues an adverse or misleading opinion regarding us, our business model, our intellectual property or our share performance, or if our pivotal safety and efficacy studies and operating results fail to meet analysts’ expectations. If one or more analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline and possibly adversely affect our ability to engage in future financings.

Our principal shareholders and management own a significant percentage of our ordinary shares and will be able to exert significant control over matters subject to shareholder approval.

Based on shares outstanding as of June 30, 2015, our executive officers, directors, holders of five percent or more of our ordinary shares and their respective affiliates beneficially owned in the aggregate approximately 70.9% of our outstanding ordinary shares. As a result of their share ownership, these shareholders may have the ability to influence our management and policies and will be able to significantly affect the outcome of matters requiring shareholder approval such as elections of directors, amendments of our organizational documents or approvals of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our ordinary shares that you may feel are in your best interest as one of our shareholders.

We will have broad discretion regarding use of the net proceeds from our initial public offering, and we may use them in ways that do not enhance our operating results or the market price of our ordinary shares.

Our management has broad discretion regarding the use of the net proceeds from our initial public offering, and we could spend the net proceeds in ways our shareholders may not agree with or that do not yield a favorable return, if at all. We intend to use the net proceeds from our initial public offering to complete the development and manufacturing scale-up of each of our lead product candidates, to establish our sales force infrastructure in the United States for any approved products and for anticipated promotional and launch costs. We also intend to fund research to develop our pipeline of other product candidates. We intend to use the remainder of the net proceeds from our initial public offering, together with our other cash on hand, for working capital and other general corporate purposes. We may also use a portion of the net proceeds to acquire or in-license additional product candidates or complementary assets or businesses; however, we currently have no agreements, commitments or understandings to complete any such transaction. Further, our actual use of these proceeds may differ substantially from our current intentions. If we do not invest or apply the proceeds from our initial public offering or our other available cash in ways that improve our operating results or our prospects, our share price could decline.

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

We and several members of our senior management and board of directors are residents of countries other than the United States. As a result, it may not be possible for you to:

•	effect service of process within the United States upon us, certain members of our senior management and board of directors and certain experts we retain; or
•	obtain discovery of relevant documents or the testimony of witnesses.

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

As a newly public company, we incur significant additional costs, and our management devotes substantial time and attention to our public reporting obligations.

As a publicly-traded company, we incur significant additional legal, accounting and other expenses. In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder, as well as under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and the rules and regulations of the U.S. Securities and Exchange Commission, or the SEC, and The NASDAQ Stock Market have created uncertainty for public companies and increased our costs and the time that our board of directors and management must devote to complying with these rules and regulations. We expect these rules and regulations to increase our legal and financial compliance costs substantially and lead to diversion of management time and attention from revenue-generating activities.

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

Although no material weaknesses were identified in connection with the preparation of our financial statements for fiscal year 2015, neither we nor our current independent registered public accounting firm conducted an evaluation of the operating effectiveness of our internal control over financial reporting as of June 30, 2015. We will be required to evaluate our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act for fiscal year 2016. In addition, under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an “emerging growth company” or if our market capitalization remains below $75 million. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.

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

We have never declared or paid cash dividends on our ordinary shares and do not anticipate paying any dividends on our ordinary shares in the foreseeable future. Any determination to pay dividends in the future will at the sole discretion of our board of directors after considering our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors our board of directors deems relevant, and subject to compliance with applicable laws (including the Irish Companies Act, which requires Irish companies to have distributable reserves available for distribution equal to or greater than the amount of the proposed dividend). Accordingly, the only opportunity to achieve a return on your investment in our company is expected to be if the market price of our ordinary shares appreciates and you sell your ordinary shares at a profit. The price of our ordinary shares prevailing in the market may not exceed the price that you pay.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Our corporate headquarters are located at NIBRT, Foster’s Avenue, Mount Merrion, Blackrock, Co. Dublin, Ireland, where we occupy approximately 80 square meters of office space pursuant to a license that expires in January 2017.  We lease approximately 274 square meters of office space in Melbourne, Australia pursuant to a lease that expires in January 2019.  We also occupy approximately 130 square meters of office space and laboratory facility at Monash University, Melbourne, Australia on a monthly facility access and use agreement, and we are in the process of negotiating to relocate to larger laboratory facilities.  We do not own any real property.  We intend to enter into a lease for office space in San Francisco, California at a future point.  We believe the facilities we lease and intend to lease will be adequate to support our operations for the foreseeable future.  Refer to Note 14 to our Consolidated Financial Statements appearing elsewhere in this Report for further information.

Item 3. Legal Proceedings.

We are not currently subject to any material pending legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our ordinary shares have been trading on the NASDAQ Global Market under the symbol “NVET” since our initial public offering on February 4, 2015.  Prior to this date, there was no public market for our ordinary shares.  As a result, we have only set forth below quarterly information with respect to the high and low prices for our ordinary shares since our initial public offering.

On August 31, 2015, the closing price per share for our ordinary shares as reported on the NASDAQ Global Market was $4.46 per share.  The following table sets for the high and low intraday sale prices per share of our ordinary shares for the periods indicated as reported by the NASDAQ Global Market.

	High	Low
2015
Fourth Quarter	$9.45	$4.40
Third Quarter (beginning February 4, 2015)	10.57	7.08

Dividend Policy

We have never declared or paid any cash dividends on our ordinary shares and do not anticipate paying any cash dividends on our ordinary shares in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors our board of directors deems relevant, and subject to compliance with applicable laws (including the Irish Companies Act, which requires Irish companies to have profits available for distribution equal to or greater than the amount of the proposed dividend). We may require distributions from our subsidiary companies, in order to pay dividends, which may subject us to dividend income tax.

Holders of Record

As of June 30, 2015, we had 11,406,916 ordinary shares outstanding held by approximately 73 shareholders of record.  The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in “street” name by brokers and other nominees.  This number of holders or record also does not include shareholders whose shares may be held in trust by other entities.

Securities Authorized for Issuance under Equity Compensation Plans

The information called for by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held in 2015. See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management.”

Sales of Unregistered Equity Securities

1. Through August 2014, Nexvet Australia issued share options to purchase 215,799 ordinary shares at a zero exercise price and restricted share units to acquire 29,214 ordinary shares at a zero conversion price to then-existing employees, directors and consultants under the 2013 Long Term Incentive Plan, or our 2013 Plan, without any general solicitation or advertising. In August 2014, Nexvet Australia, the share option holders and the restricted share unit holders agreed to revise the exercise or conversion price, as applicable, to the nominal value per ordinary share.

2. Through August 2014, Nexvet Australia issued an aggregate of 19,115 ordinary shares, without any general solicitation or advertising, to then-existing employees, directors and consultants upon the exercise of share options issued under our 2013 Plan at a zero exercise price, as permitted by Australian law, for aggregate cash consideration of zero.

3. In August 2014, we issued one ordinary share at a price per share of the nominal value of $0.10 per ordinary share (which nominal value became $0.125 per ordinary share in connection with the four-for-five share consolidation in November 2014) in connection with the formation of Nexvet Biopharma Limited, without any general solicitation or advertising.

4. In September 2014, pursuant to share exchange agreements, we allotted 1,142,858 ordinary shares, 1,737,132 Series A investment preference shares, or SIRPS Preference Shares, and 4,200,006 Series B convertible preference shares, or Series B Preference Shares, to shareholders of Nexvet Australia in exchange for 100% of the issued and outstanding capital shares of Nexvet Australia. In addition, in connection with the share exchange agreements, we issued warrants to purchase 1,574,998 of our ordinary shares with an exercise price of $8.625 per ordinary share and warrants to purchase 192,000 of our ordinary shares with an exercise price of $7.50 per ordinary share in exchange for the equivalent warrants issued by Nexvet Australia. In connection with the share exchange agreements, we also issued share options to purchase 470,479 of our ordinary shares with an exercise price of the nominal value of $0.10 per ordinary share and restricted share units to acquire 29,215 of our ordinary shares with a conversion price of the nominal value of $0.10 per ordinary share under our 2013 Plan in exchange for the equivalent share options and restricted share units issued by Nexvet Australia. Such exercise or conversion price, as applicable, was revised to the nominal value of $0.125 per ordinary share in connection with the four-for-five share consolidation in November 2014.

5. In August 2014, Nexvet Australia repurchased 145,069 ordinary shares subject to limited recourse loans from then-existing employees, directors and consultants. As consideration for such repurchase, Nexvet Australia forgave the remaining loan amounts, aggregating to $0.9 million, and, in September 2014, we issued share options to purchase 145,069 ordinary shares at an exercise price of $6.35 per ordinary share to such employees, directors and consultants, without any general solicitation or advertising.

6. From September to October 2014, we issued share options to purchase an aggregate of 158,592 ordinary shares at an exercise price of the nominal value of $0.10 per ordinary share and restricted share units to acquire 37,667 ordinary shares at a conversion price of the nominal value of $0.10 per ordinary share to then-existing employees and directors under our 2013 Plan, without any general solicitation or advertising. Such exercise or conversion price, as applicable, was revised to the nominal value of $0.125 per ordinary share in connection with the four-for-five share consolidation in November 2014.

7. In November 2014, we issued one ordinary share, two SIRPS Preference Shares and three Series B Preference Shares, each at a price per share of $12.00, in connection with the four-for-five share consolidation, without any general solicitation or advertising.

8. In October and November 2014, we issued an aggregate of 16,009 ordinary shares, without any general solicitation or advertising, to then-existing employees, directors and consultants upon the conversion of restricted share units issued under our 2013 Plan at a conversion price per share of $0.125, for aggregate consideration of $2,001.

9. In November 2014, we issued an aggregate of 73,825 ordinary shares, without any general solicitation or advertising, to then-existing employees, directors and consultants upon the exercise of share options issued under our 2013 Plan at an exercise price per share of $0.125, for aggregate consideration of $9,228.

10. In January 2015, we issued an aggregate of 3,700 ordinary shares, without any general solicitation or advertising, to then-existing directors upon the conversion of restricted share units issued under our 2013 Plan at a conversion price per share of $0.125, for aggregate consideration of $462.50.

11. In January 2015, we issued 380 ordinary shares, without any general solicitation or advertising, to a director in lieu of a cash payment of his director fees.

The offers and sales of securities described in paragraphs 1 through 11 were not registered under the Securities Act in reliance on, and in compliance with, Regulation S as issuances to non-U.S. investors outside the United States, Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D promulgated thereunder. All persons acquiring these securities were either accredited investors (as defined in Rule 501 of Regulation D) or non-U.S. persons (as defined in Rule 902 of Regulation S).

The offers and sales of the securities described in paragraphs 1, 2, 6 and 8 through 11 were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 as transactions under compensatory benefit plans and contracts relating to compensation.

Share Performance Graph

The information in this section shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference into such other filings.

The following chart compares the cumulative total return on our ordinary shares with that of the Nasdaq Composite Index and the Nasdaq Biotechnology Index.  The chart assumes $100 was invested at the close of market on February 5, 2015, in our ordinary shares and these indexes, and assumes the reinvestment of any dividends. The share price performance on the following graph is not necessarily indicative of future share price performance.

Company/Index	Base Period 2/5/2015	2/28/2015	3/31/2015	4/30/2015	5/31/2015	6/30/2015
Nexvet Biopharma plc	$100.00	$100.30	$80.30	$86.50	$45.55	$49.70
Nasdaq Composite Index	100.00	104.16	102.85	103.69	106.40	104.65
Nasdaq Biotechnology Index	100.00	105.41	107.43	104.48	114.13	115.42

Use of Proceeds

On February 4, 2015, our registration statement on Form S–1 (File No.  333-201309) was declared effective by the SEC for our initial public offering, pursuant to which we sold an aggregate of 4.2 million ordinary shares (including the underwriters’ partial exercise of their overallotment option) at a price to the public of $10.00 per share.  Merrill Lynch, Pierce, Fenner & Smith Incorporated, Cowen and Company, LLC, Piper Jaffray & Co. and JMP Securities LLC acted as underwriters.  Following the sale of the securities registered in the registration statement, the offering terminated. On February 10, 2015 and March 11, 2015, we closed the sale of such shares, resulting in aggregate gross proceeds to us of $41.8 million and net proceeds to us of $38.0 million, after deducting the underwriting discount of $2.9 million and estimated offering expenses payable by us of $0.9 million.  As of June 30, 2015, we have not used any of the proceeds from our initial public offering and have not made any payments to our directors, officers or persons owning ten percent or more of our ordinary shares or to their associates, or to our affiliates.  There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on February 5, 2015 pursuant to Rule 424(b).

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

We derived the selected consolidated statements of operations data for fiscal years 2015, 2014 and 2013 and the balance sheet data as of June 30, 2015 and 2014. You should read the following selected consolidated financial data in conjunction with the section of this Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our audited consolidated financial statements and related notes included elsewhere in this Report. Our historical results are not necessarily indicative of the results to be expected in the future.

Nexvet Biopharma plc became the parent company of Nexvet Australia pursuant to the Irish Reorganization, and for financial reporting purposes the historical consolidated financial statements of Nexvet Australia became the historical consolidated financial statements of Nexvet Biopharma plc and its subsidiaries as a continuation of the predecessor.

	Year Ended June 30,
	2015	2014	2013

	(in thousands, except share and per share amounts)
Consolidated Statements of Operations Data:
Revenue
License and collaboration	$—	$—	$244
Other	25	13	85
Total revenue	25	13	329
Operating expenses
Research and development	9,845	5,617	2,722
General and administrative	10,191	4,426	2,103
Total operating expenses	20,036	10,043	4,825
Loss from operations	(20,011)	(10,030)	(4,496)
Other income (expense)
Research and development incentive income	3,532	2,337	1,135
Government grant income	403	1,317	108
Exchange gain (loss)	4,151	(375)	—
Interest income	68	41	12
Net loss	$(11,857)	$(6,710)	$(3,241)
Net loss per share attributable to ordinary shareholders, basic and diluted (1)	$(2.27)	$(6.70)	$(3.62)

Weighted-average ordinary shares outstanding, basic and diluted (1)	5,214,957	1,000,872	894,794

(1)

See Notes 2 and 11 to our consolidated financial statements included elsewhere in this Report for a description of the method used to compute basic and diluted net loss per share attributable to ordinary shareholders.

	June 30,
	2015	2014

	(in thousands)
Consolidated Balance Sheet Data:
Cash	$52,033	$30,041
Total assets	56,672	33,604
Total liabilities	3,094	8,735
Convertible preference shares	—	33,826
Total shareholders’ equity (deficit)	53,578	(8,957)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Report. The information contained in this discussion and analysis and set forth elsewhere in this Report includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section of this Report titled “Risk Factors,” our actual results could differ materially from the results described in or implied by the forward-looking statements.

Overview

We are a clinical-stage biopharmaceutical company focused on transforming the therapeutic market for companion animals by developing and commercializing novel, species-specific biologics based on human biologics. Biologics are therapeutic proteins derived from biological sources. As a class, biologics, which include mAbs and fusion proteins, have transformed human medicine in recent decades and represent some of the top-selling therapies on the market today. Our proprietary platform, which we refer to as “PETization,” is an algorithmic approach that enables us to rapidly create mAbs that are designed to be recognized as “self” or “native” by an animal’s immune system, a property we refer to as “100% species-specificity.” PETization is also designed to build upon the safety and efficacy data from clinically tested human therapies to create new therapies for companion animals, thereby reducing clinical risk and development cost.

Through PETization and other discovery research, we have developed three lead product candidates. NV‑01 is a mAb that targets and inhibits the function of NGF for the control of pain associated with osteoarthritis in dogs. We expect data from our NV‑01 pivotal safety and efficacy study and an additional pilot field safety and efficacy study by the end of 2015.  This latter study was initiated following receipt of a sample size reassessment of the pivotal safety and efficacy study in March 2015 and will assess various doses and dosing regimens of NV‑01.  This study is expected to provide valuable information that may assist the design of a future pivotal study.

Our second product candidate, NV‑02, is a mAb that is an NGF inhibitor for the control of pain associated with degenerative joint disease, including osteoarthritis, in cats. We announced positive top-line results from our proof-of-concept efficacy study and our pilot safety study of NV‑02 in June 2015. We anticipate results from a pilot field safety and efficacy study of NV‑02 in the first quarter of 2016. Our third product candidate, NV‑08, is a fusion protein that is a TNF inhibitor for the treatment of chronic inflammatory diseases, including atopic dermatitis, in dogs.  If our proof-of-concept safety and efficacy studies for NV‑08 are successful, we plan to progress this product candidate into formal development. In addition, primarily using PETization, we are seeking to advance one new product candidate into development per year.

Since our inception, we have been developing our PETization platform, completing proof-of-concept studies for NV-01, NV-02, NV-08 and other product candidates, establishing clonal cell lines, conducting market surveys regarding our lead product candidates and preparing for and conducting pivotal safety and efficacy studies.  We also have focused on securing intellectual property, recruiting management and key employees and fundraising activities. We do not have any products approved for sale, have not generated any revenue from product sales since our inception. We have incurred significant net losses since our inception, including $11.9 million, $6.7 million, and $3.2 million for fiscal years 2015, 2014 and 2013, respectively, and as of June 30, 2015 we had an accumulated deficit of $23.7 million. This accumulated deficit has resulted principally from costs incurred in connection with research and development of our product candidates and general and administrative costs associated with our operations.

We will require additional capital until we can generate revenue in excess of operating expenses. We may seek such funding through public or private equity, debt financing or other sources, such as corporate collaborations and licensing arrangements. We may not be able to obtain financing on acceptable terms, or at all. The sale of additional equity would result in additional dilution to our shareholders, and the terms of any financing may adversely affect the rights of our shareholders. The incurrence of any debt financing could result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate our research and development programs or commercialization efforts, which could adversely affect our business prospects.

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

In March 2015, we received the results of a sample size reassessment for our NV‑01 pivotal safety and efficacy study. The results indicated that, in order to have a high probability of a statistically significant endpoint at the day 28 primary assessment, it would be necessary to increase the current size of the study. The results also indicated that placebo was not superior to NV‑01 with regard to treatment success and that it was not necessary to increase the number of NV‑01 treated dogs to potentially over 1,000 participants.  We assessed the impact of time, cost and related logistical issues regarding the feasibility of substantially increasing the number of dogs in the current study, or initiating additional studies.  In April 2015, we concluded that we should continue the current study to completion without a change in study size, while also commencing a new placebo-controlled multi-site pilot field safety and efficacy study to assess various doses and dosing regimens of NV‑01.  This new study is expected to enroll approximately 150 dogs, to cost approximately $1.0 million, to be completed in the fourth quarter of 2015 and to provide valuable information that may assist the design of a future pivotal study.

In June 2015, we announced positive top-line results from our proof-of-concept efficacy study and our pilot safety study of NV‑02 in 32 cats.  We plan to shortly commence a placebo-controlled, blinded, multi-site pilot field safety and efficacy study targeting enrollment of 90 cats with naturally occurring osteoarthritis. We anticipate results from this pilot study in the first quarter of 2016.

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

In September 2014, Nexvet Australia completed the Irish Exchange, pursuant to which (i) Nexvet Biopharma Limited became the parent company of Nexvet Australia and its subsidiaries and (ii) holders of ordinary shares, preference shares, restricted share units and options and warrants to purchase ordinary shares of Nexvet Australia exchanged their holdings for equivalent ordinary shares, preference shares, restricted share units or options or warrants to purchase ordinary shares, as applicable, of Nexvet Biopharma Limited. We refer to this transaction as the “Irish Exchange.” Nexvet Biopharma Limited then re-registered as an Irish public limited company in September 2014. We refer to this re-registration and the Irish Exchange collectively as the “Irish Reorganization.” Nexvet Biopharma plc became the parent company of Nexvet Australia pursuant to the Irish Reorganization, and for financial reporting purposes the historical consolidated financial statements of Nexvet Australia became the historical consolidated financial statements of Nexvet Biopharma plc and its subsidiaries as a continuation of the predecessor.

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

Basis of Presentation

Revenue

License and collaboration revenue in fiscal year 2013 consisted of an upfront payment under a license and collaboration agreement. Upon execution of the agreement, we were entitled to the upfront payment without any further performance obligations.

Operating Expenses

The majority of our operating expenses have been research and development activities related to our lead product candidates and general and administrative costs associated with our business.

Research and Development Expense

Research and development costs are expensed as incurred and consist primarily of (i) payroll and related expense for all employees engaged in scientific research and development functions, including wages, related benefits and share-based compensation, (ii) fees for regulatory, professional and other consultants and (iii) development costs, including costs of drug discovery, safety, proof-of-concept, pilot and pivotal safety and efficacy studies, development of biological materials, and service providers. We are currently pursuing our NV‑01, NV‑02 and NV‑08 lead product candidates and typically use our employee and infrastructure resources across multiple development programs. We allocate outsourced development costs by lead product candidates for billing and research and development incentive income purposes, but we do not allocate personnel or other internal costs related to development to specific product candidates.

We expect research and development expense to increase significantly for the foreseeable future as we continue to increase our headcount, commence and conduct pivotal safety and efficacy studies and further develop our lead product candidates. We expect research and development expense associated with NV‑01 to be approximately $14.0 million over the next three years, which includes $1.0 million for our new pilot field safety and efficacy study, $4.0 million for the cost of our pivotal safety and efficacy study and $9.0 million for chemistry, manufacturing and controls studies, stability studies, regulatory compliance and other miscellaneous costs principally using third parties. Our development of NV‑02 and NV‑08 is not as advanced as our development of NV‑01. However, assuming development costs similar to those for NV‑01, we estimate research and development expense for the development of each of NV‑02 and NV‑08 to be approximately $13.0 to $15.0 million.

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

General and Administrative Expense

General and administrative expense consists primarily of non-research and development-related payroll and related expense for employees, consultants and directors, including wages, related benefits and share-based compensation. General and administrative expense also includes professional and consulting fees for legal, accounting, tax services and other general business services, as well other expenses such as travel, rent and facilities costs. We expect general and administrative expense to increase as we operate as a public company and continue to build our corporate infrastructure and prepare to commercialize and market our products.

Other Income (Expense)

Research and Development Incentive Income

We are eligible under the AusIndustry research and development tax incentive program to obtain a cash amount from the Australian Taxation Office. The tax incentive is available to us on the basis of specific criteria with which we must comply. Although the research and development assistance is administered through the Australian Taxation Office, we have accounted for the tax incentive outside the scope of Accounting Standards Codification, or ASC, Topic 740, Income Taxes, as an income tax benefit since we meet the applicable requirements to participate in the program and the incentive is not linked to our income tax liability and can be realized regardless of whether we have generated taxable income. Research and development incentive income is recognized when the research and development activities have been undertaken and we have completed our assessment of whether such activities meet the relevant qualifying criteria. We intend to continue conducting research and development in Australia, and we expect to therefore remain eligible for this incentive.

Government Grant Income

We recognize government grant income at the fair value of the grant when it is received and all substantive conditions have been satisfied. We do not expect that future Australian government grant income will be available under our existing grant award.

Exchange Gain (Loss)

Exchange gain (loss) consists primarily of gains or losses due to foreign exchange translation, primarily reflecting changes in Australian and U.S. foreign exchange rates. Under accounting principles generally accepted in the United States, or U.S. GAAP, these gains and losses relate to a translation of U.S. dollar-denominated bank accounts into Nexvet Australia’s Australian dollar functional currency and represent a non-cash item.

Interest Income

We earn interest on the cash balances held with financial institutions and recognize interest when earned on an accruals basis over time.

Results of Operations

Results of operations for fiscal years 2015, 2014 and 2013 were as follows:

	Year Ended June 30,
	2015	2014	2013
	(in thousands)
Revenue
License and collaboration	$—	$—	$244
Other	25	13	85
Total revenue	25	13	329
Operating expenses
Research and development	9,845	5,617	2,722
General and administrative	10,191	4,426	2,103
Total operating expenses	20,036	10,043	4,825
Loss from operations	(20,011)	(10,030)	(4,496)
Other income and expense
Research and development incentive income	3,532	2,337	1,135
Government grant income	403	1,317	108
Exchange gain (loss)	4,151	(375)	—
Interest income	68	41	12
Net loss	$(11,857)	(6,710)	$(3,241)

Foreign Currency

Our functional currency is U.S dollars, and the functional currency for most subsidiaries is their local currency.  Foreign currency transactions are translated into the functional currency using the current exchange rate at the date of the transaction.  At year end, monetary items denominated in a foreign currency are translated into the functional currency of the relevant entity using the year end spot rate.  The exchange gain of $4.2 million in fiscal year 2015 and exchange loss of $0.4 million in fiscal year 2014 primarily relate to the translation of Nexvet Australia’s U.S. dollar-denominated bank accounts to its Australian dollar functional currency.

In preparing our consolidated financial statements, the financial statements of the subsidiaries are translated at year-end exchange rates as to assets and liabilities and weighted-average rates as to revenue and expenses.  The resulting translation adjustments are recognized in other comprehensive income (loss), or OCI.  The non-cash translation adjustment in accumulated OCI was a loss of $4.9 million in fiscal year 2015 and a gain of $0.3 million in fiscal year 2014.  These adjustments primarily relate to the translation of U.S. dollar-denominated bank accounts within Nexvet Australia’s balance sheet to the U.S dollar presentation currency of the consolidated balance sheet.

Although the two foreign exchange-related items both relate to our U.S. dollar-denominated bank accounts, which in substance offset each other, under U.S. GAAP, there is no offset of these two items within the consolidated statements of operations and comprehensive loss.  Accordingly, in addition to U.S. GAAP measures, management uses net loss excluding exchange gain (loss), which is a non-GAAP financial measure, to evaluate the business as management believes that it is a better reflection of the underlying business performance.

Net loss excluding exchange gain (loss) for the fiscal year ended June 30, 2015, 2014 and 2013, and a reconciliation to net loss, is presented below:

	Year Ended June 30,
	2015	2014	2013
	(in thousands)
Net loss as reported	$(11,857)	$(6,710)	$(3,241)
Exchange gain (loss)	4,151	(375)	—
Net loss excluding exchange gain (loss)	$(16,008)	$(6,335)	$(3,241)

Comparison of Fiscal Year 2015 to Fiscal Year 2014

Other Revenue

Other revenue in fiscal years 2015 and 2014 of $25,000 and $13,000, respectively, was attributable to development services.

Research and Development Expense

Research and development expense for fiscal years 2015 and 2014 was as follows:

	Year Ended June 30,
	2015	2014
	(in thousands)
Payroll and related	$3,158	$1,162
Consulting	340	249
Development costs	6,347	4,206
Total	$9,845	$5,617

Research and development expense increased in fiscal year 2015 by $4.2 million to $9.8 million, or 75.2%, from $5.6 million in fiscal year 2014.  The increase was primarily attributable to a $2.0 million increase in payroll and related costs and $2.1 million increase in development costs. Payroll and related costs increased as we continued to build our research and development team with headcount in this division increasing from 13 employees at June 30, 2014 to 18 employees at June 30, 2015, and share-based compensation increasing by $0.7 million. Development costs increased as we advanced the development of our lead product candidates, including NV‑01’s pivotal safety and efficacy study and additional pilot field safety and efficacy study and NV‑02’s proof-of-concept studies.

In fiscal year 2015, outsourced development costs for NV‑01, NV‑02, NV‑08 and general research were $3.8 million, $1.4 million, $0.3 million and $0.8 million, respectively, compared to $1.7 million, $1.2 million, $0.5 million and $0.8 million in fiscal year 2014.

General and Administrative Expense

General and administrative expense for fiscal years 2015 and 2014 was as follows:

	Year Ended June 30,
	2015	2014
	(in thousands)
Payroll and related	$3,736	$1,498
Consulting and legal fees	4,403	1,753
Other costs	2,052	1,175
Total	$10,191	$4,426

General and administrative expense increased in fiscal year 2015 by $5.8 million to $10.2 million, or 130%, from $4.4 million in fiscal year 2014.  The increase was primarily attributable to a $2.2 million increase in payroll and related costs, $2.6 million in consulting and legal fees and $0.9 million of other costs. Within the overall increase in fiscal year 2015, initial public offering related costs were $2.3 million, including $0.5 million associated with the Irish Reorganization, and share-based compensation costs were $1.3 million.

The increase in payroll and related costs reflect the increased remuneration of our key management and directors to align with the remuneration of executives and directors of other publicly listed companies and include share-based compensation of $1.3 million (compared to $0.2 million in fiscal year 2014) mainly due to awards issued to employees and directors associated with the completion of our initial public offering.  The increase in consulting and legal costs was mainly due to fees paid to legal advisors and auditors in connection with our initial public offering. The increase in other costs was mainly due to $0.3 million of travel costs, $0.3 million of printing costs and $0.2 million of regulatory costs mostly associated with our initial public offering.

Research and Development Incentive Income

Research and development incentive income increased by $1.2 million, from $2.3 million in fiscal year 2014 to $3.5 million in fiscal year 2015, primarily due to our increase in qualifying expenditures in fiscal year 2015.

At the current enacted rate of 45%, the research and development incentive is $3.6 million in fiscal year 2015.  Given the proposed reduction in the legislative rate to 43.5%, we have made an allowance of $0.1 million on the grounds of official notification that the new rate will be retrospectively applied if enacted.

Government Grant Income

In fiscal years 2015 and 2014, we recognized $0.4 million and $1.3 million, respectively, in income from an Australian government grant.

Comparison of Fiscal Year 2014 to Fiscal Year 2013

Revenue

Revenue in fiscal year 2013 was $0.3 million, which was primarily attributable to an upfront payment pursuant to a license and collaboration agreement of $0.2 million and $0.1 million in other revenue from an insurance refund.

Research and Development Expense

Research and development expense for fiscal years 2014 and 2013 was as follows:

	Year Ended June 30,
	2014	2013
	(in thousands)
Payroll and related	$1,162	$642
Consulting	249	262
Development costs	4,206	1,818
Total	$5,617	$2,722

Research and development expense increased in fiscal year 2014 by $2.9 million to $5.6 million, or 107%, from $2.7 million in fiscal year 2013.  The increase was primarily attributable to a $0.5 million increase in payroll and related costs and a $2.4 million increase in development costs. The increase in payroll and related costs was mainly due to building our research and development team. The increase in development costs was mainly due to advancing the development of our lead product candidates, including   NV‑01’s clonal cell development work, initiation of our pivotal safety and efficacy study and for NV‑02’s proof-of-concept study.

In each of fiscal years 2014 and 2013, outsourced development costs were $1.7 million and $1.4 million, respectively, for NV‑01, $1.2 million and $0.1 million, respectively, for NV‑02 and $0.5 million and $0.1 million, respectively, for NV‑08.

General and Administrative Expense

General and administrative expense for fiscal years 2014 and 2013 was as follows:

	Year Ended June 30,
	2014	2013
	(in thousands)
Payroll and related	$1,498	$687
Consulting and legal fees	1,753	911
Development costs	1,175	505
Total	$4,426	$2,103

General and administrative expense increased in fiscal year 2014 by $2.3 million to $4.4 million, or 110%, from $2.1 million in fiscal year 2013.  Payroll and related costs increased $0.8 million mainly due to building our general and administrative team, including $0.2 million of share-based payment expense.  Consulting and legal expenses increased $0.8 million. Other costs increased $0.7 million mainly due to increases in travel and property lease costs.

Research and Development Incentive Income

Research and development incentive income increased by $1.2 million, from $1.1 million in fiscal year 2013 to $2.3 million in fiscal year 2014, due to our increase in qualifying expenditures in fiscal year 2014.

Government Grant Income

In fiscal year 2013, we were awarded an Australian government grant of $1.5 million, of which $1.3 million was recognized in fiscal year 2014 and $0.1 million was recognized in fiscal year 2013.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception. As of June 30, 2015, we had an accumulated deficit of $23.7 million. From our inception until our initial public offering, we raised aggregate gross proceeds of $41.4 million from the sale of preference shares, ordinary shares, convertible notes and warrants. In February and March 2015, we raised a further aggregate gross proceeds of $41.8 million and aggregate net proceeds of $38.0 million, after deducting the underwriting discount of $2.9 million and estimated offering expenses of $0.9 million payable by us, from the sale of ordinary shares in our initial public offering.  We believe our cash balance of $52.0 million as of June 30, 2015, will be sufficient to fund our anticipated level of operations for at least the next 12 months. For the foreseeable future, we expect to continue to incur losses, which will increase from historical levels as we expand our product development activities, seek regulatory approvals for our lead product candidates and begin commercialization activities in anticipation of regulatory approval.

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

Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of researching and developing our current or future product candidates, including conducting proof-of-concept, pilot and pivotal safety and efficacy studies;
•	the timing of, and the costs involved in, obtaining regulatory approvals for any of our current or future product candidates;
•	the number and characteristics of the product candidates we pursue;
•	whether we acquire or license any other companies, assets, intellectual property or technologies in the future;
•	the cost of commercialization activities, if any of our current or future product candidates are approved for sale, including marketing, sales and distribution costs;
•	the cost of manufacturing our current and future product candidates and any approved products we successfully commercialize;
•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;
•	the expenses needed to attract and retain skilled personnel;
•	the costs associated with being a public company; and
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, if any arise, including litigation costs and the outcome of such litigation.

Cash Flows

The following table shows a summary of our cash flows for the periods set forth below:

	Year Ended June 30,
	2015	2014	2013
	(in thousands)
Net cash used in operating activities	$(10,852)	$(5,944)	$(2,962)
Net cash used in investing activities	(313)	(514)	(54)
Net cash provided by financing activities	37,970	35,701	3,392
Effect of exchange rate changes on cash	(4,813)	315	88

Net Cash Used in Operating Activities

For fiscal year 2015, net cash used in operating activities was $10.9 million. Net cash used in operating activities was primarily attributable to our net loss of $11.9 million and changes in our operating assets and liabilities of $1.3 million, offset by non-cash share-based compensation expense of $2.1 million and $0.2 million relating to non-cash depreciation and amortization.

For fiscal year 2014, net cash used in operating activities was $5.9 million. Net cash used in operating activities was primarily attributable to our net loss of $6.7 million, offset by non-cash share-based compensation expense of $0.3 million, $0.1 million relating to non-cash depreciation and amortization and changes in our operating assets and liabilities of $0.4 million.

For fiscal year 2013, net cash used in operating activities was $3.0 million. Net cash used in operating activities was primarily attributable to our net loss of $3.2 million and changes in our operating assets and liabilities of $0.5 million, partially offset by non-cash share-based compensation expense of $0.7 million.

Net Cash Used in Investing Activities

For fiscal year 2015, net cash used in investing activities was $0.3 million, which was primarily attributable to purchases of property, plant and equipment.

For fiscal year 2014, net cash used in investing activities was $0.5 million, which was primarily attributable to purchases of property, plant and equipment.

For fiscal year 2013, net cash used in investing activities was $0.1 million, which was solely attributable to purchases of property, plant and equipment.

Net Cash Provided by Financing Activities

For fiscal year 2015, net cash provided by financing activities was $38.0 million. Net cash provided by financing activities was primarily attributable to gross proceeds of $41.8 million from our initial public offering, offset by issuance costs of $3.8 million.

For fiscal year 2014, net cash provided by financing activities was $35.7 million. Net cash provided by financing activities was primarily attributable to gross proceeds of $36.4 million from the sale of our preference shares, offset by issuance costs of
$1.3 million, of which $0.6 million was non-cash issuance costs in the form of warrants to advisors.

For fiscal year 2013, net cash provided by financing activities was $3.4 million. Net cash provided by financing activities was attributable to gross proceeds of $3.6 million from sale of our preference shares, offset by repayment of $0.2 million of notes to a related party.

Contractual Obligations and Commitments

The following table summarizes our principal contractual obligations and commitments, which are related to property leases and supplier purchase obligations, at June 30, 2015.

June 30, 2015	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(in thousands)
Operating leases (1)	$352	$109	$190	$53	$—
Purchase obligations (2)	680	680	—	—	—
Total	$1,032	$789	$190	$53	$—

(1)	Represents future minimum lease payments under our non-cancelable operating lease, including our Melbourne and Ireland facilities.
(2)

Represents future payments pursuant to contracts with suppliers of goods and services to support our product development. We enter into agreements in the normal course of business with CROs for pivotal safety and efficacy studies and with vendors for pre-clinical research studies and other services and products for operating purposes which are cancelable at any time by us, generally upon 30 days prior written notice. These payments are not included in this table of contractual obligations.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in the use of any off-balance sheet arrangements, such as structured finance entities, special purpose entities or variable interest entities.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and revenue, costs and expenses and related disclosures during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those described below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included elsewhere in this Report, we believe that the estimates and assumptions involved in the following accounting policies may have the greatest potential impact on our consolidated financial statements.

Research and Development Accruals

As part of the process of preparing our consolidated financial statements, we are required to estimate accrued research and development expenses. Examples of estimated accrued expenses include fees paid to vendors and clinical sites in connection with our pivotal safety and efficacy studies, to CROs in connection with our proof-of-concept or pivotal safety and efficacy studies and to contract manufacturers in connection with the production of our lead product candidates and formulated biologics.

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

Share-Based Compensation

We recognize share-based compensation expense based on the grant date fair value of the award over the period during which an employee is required to provide service in exchange for the award.  Where performance conditions are attached to the awards, compensation expense is recognized in the period in which it becomes probable that the performance target will be achieved, net of estimate of pre-vesting forfeitures over the requisite service period.  The probability of vesting is reassessed at each reporting period for awards with performance conditions and compensation expense is adjusted based on its probability assessment.

Determining the fair value of share-based awards at the grant date requires judgment, and our estimates of the fair value of our ordinary shares prior to the completion of our initial public offering was highly complex and subjective.

We use the binomial option-pricing model to determine the fair value of share options. This determination is affected by our estimated fair value per ordinary share as well as assumptions regarding a number of other complex and subjective variables. These variables include the fair value of our ordinary shares, the expected term of the share option, our volatility over that expected term, expected dividend yield and risk-free interest rates. Restricted share units are valued at the fair value of the underlying ordinary shares as of the date of grant. See Note 13 to our consolidated financial statements included elsewhere in this Report for further details.

In addition to these assumptions, we estimate forfeitures based upon our historical experience. At each period end, we review the estimated forfeiture rate and make changes as factors affecting the forfeiture rate calculations and assumptions change.

If any assumptions used in the binomial option-pricing model change significantly, share-based compensation for future awards may differ materially compared with the awards granted previously. For fiscal years 2015, 2014 and 2013, share-based compensation expense was $2.1 million, $0.3 million, and $0.7 million, respectively. We had an aggregate of $2.8 million of unrecognized share-based compensation expense as of June 30, 2015, which we expect to recognize over an estimated period of 4 years for awards outstanding.

As permitted by Australian law, the board of directors of Nexvet Australia historically granted share options and restricted share units with an exercise or conversion price of zero. Because Irish law requires the payment to an issuer of at least the nominal value of shares in order to acquire such shares from the issuer, any options or restricted share units with a zero exercise or conversion price became exercisable or convertible, as applicable, at the nominal value per ordinary share in August 2014 in anticipation of the Irish Exchange. This nominal value became $0.10 per ordinary share in September 2014 in connection with the Irish Exchange and was revised to $0.125 per ordinary share in connection with the four-for-five share consolidation in November 2014. Contemporaneously with these awards and based upon information available at the time of grant, the board of directors, with the assistance of management, also determined the fair value of the shares underlying these awards for financial reporting purposes. The intention has been that all awards granted have been ascribed a value per ordinary share for financial reporting purposes equal to the fair value per ordinary share underlying those awards on the date of grant. Given the absence of a public trading market for our ordinary shares, and in accordance with the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, our board of directors has exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our ordinary shares at each grant date prior to our initial public offering. These factors included:

•	contemporaneous third-party valuations;
•	current business conditions and projections;
•	risks inherent to the development of our research and development programs, including the status of pivotal safety and efficacy studies for our lead product candidates;
•	our financial condition, including cash on hand;
•

our need for future financing to fund our research and development efforts and the commercialization of our lead product candidates, including the likelihood of achieving further funding or an initial public offering;

•	the composition of, and changes to, our management team and board of directors;
•	the rights and preferences of our preference shares relative to our ordinary shares;
•	the lack of marketability of our ordinary shares; and
•	external market and economic conditions and other trends and conditions affecting the pharmaceutical, veterinary care and biotechnology industries.

The aggregate intrinsic value of share-based awards as of June 30, 2015 was $2.4 million, of which $0.2 million related to vested share-based awards and $2.2 million related to unvested share-based awards.

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

At June 30, 2014, our liabilities primarily consisted of warrants that were issued to investors and financial advisors in connection with private placements of our securities in May 2014. The warrants permit the holders to purchase ordinary shares at exercise prices of $8.625 and $7.50 per share on or before May 2019. Because the warrants may be net exercised and are exercisable in U.S. dollars, and the functional currency of Nexvet Australia, the original issuer of the warrants, is Australian dollars, they were classified as a liability as of June 30, 2014 and were reclassified as shareholders’ equity in September 2014 following the Irish Reorganization (in which the original warrants were exchanged for warrants issued by Nexvet Biopharma plc) and the change in our functional currency to U.S. dollars.

Warrants recorded as liabilities ($5.4 million as of June 30, 2014) are valued at fair value using the binomial option-pricing model. The expected term used in the model has been adjusted, based on management’s best estimate, for the effects of non-transferability, exercise restrictions and behavioral considerations. At each balance sheet date, the outstanding warrants are revalued to their current fair value, with the difference in fair value recorded in the consolidated statements of operations and comprehensive loss.

Jumpstart Our Business Startups Act

The JOBS Act provides that an “emerging growth company” can delay adopting new or revised accounting standards until those standards apply to private companies. We have irrevocably elected not to avail ourselves of this delayed adoption of new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as public companies that are not emerging growth companies.

Income Taxes

We have historically filed income tax returns in Australia and the United States and in the future also expect to file tax returns in Ireland.

As of June 30, 2015, we had total deferred tax assets of $2.2 million. Our management has evaluated the factors bearing upon the ability to realize our deferred tax assets, which are comprised largely of tax loss carry forwards including Australian income tax losses of $7.2 million. Our management concluded that a full valuation allowance was necessary to offset our net deferred tax assets due to our lack of taxable income prospects for the foreseeable future.  In June 2015, a change was passed in the relevant small business tax rate applicable to Nexvet Australia from 30% to 28.5%, which will apply from July 1, 2015.  Deferred tax balances have been stated at the applicable 28.5% at June 30, 2015.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU, No. 2014-09, Revenue from Contracts with Customers.  This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This guidance also requires an entity to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about:

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

In July 2015, the FASB delayed the effective date of this guidance.  As a result, this guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  We are currently evaluating the impact that this guidance will have on our consolidated results of operations, financial position and cash flows.

In June 2014, the FASB issued ASU 2014-12, Compensation—Stock Compensation.  This guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  A reporting entity should apply the existing guidance in ASC Topic 718, Compensation—Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards.  As such, the performance target should not be reflected in estimating the grant-date fair value of the award.  Compensation expense should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation expense attributable to the period(s) for which the requisite service has already been rendered.  If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation expense should be recognized prospectively over the remaining requisite service period.  The total amount of compensation expense recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest.  The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved.  This guidance will be effective for annual reporting periods beginning after December 15, 2015.  We are currently evaluating the impact that this guidance will have on our consolidated results of operations, financial position and cash flows.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40).  This guidance defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.  Under the guidance, management is required to evaluate, for each annual and interim reporting period, whether it is probable that the entity will not be able to meet its obligations as they become due within one year after the date that the financial statements are issued or are available to be issued. When management identifies substantial doubt about the entity’s ability to continue as a going concern, additional disclosures are required.  This guidance will be effective for annual reporting periods beginning after December 15, 2016.  We do not expect the adoption of this guidance to have a material impact on our consolidated results of operations, financial position and cash flows.

In February 2015, the FASB issued ASU 2015-02, Consolidation. This guidance amends existing consolidation guidance in which a reporting entity might be required to consolidate another legal entity in situations in which the reporting entity’s contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity’s voting rights, or the reporting entity is not exposed to a majority of the legal entity’s economic benefits or obligations. The guidance:

•	modifies the evaluations of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities;
•	eliminates the presumption that a general partner should consolidate a limited partner;
•	affects the consolidation analysis of reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships; and
•	provides a scope exception from consolidation guidance for reporting entities with interests in certain investment funds.

The guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. We do not expect the adoption of this guidance to have a material impact on our consolidated results of operations, financial position or cash flows.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest. This guidance simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The guidance will be effective for annual reporting periods beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. We do not expect the adoption of this guidance to have a material impact on our consolidated results of operations, financial position or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our cash as of June 30, 2015 was deposited with several large commercial banks located in the United States and Australia. Our primary exposure to market risk for our cash is interest income sensitivity, which is affected by changes in the general level of U.S. and, to a lesser extent, Australian interest rates. However, because our cash is held in bank accounts, a sudden change in the interest rates associated with our cash balances would not be expected to have a material impact on our financial condition or results of operations.

We do not have any major foreign currency or derivative financial instruments. Cash is predominantly held in U.S. dollars. We have operations in different economic environments that use the local currency as the functional currency. This exposes us to currency exchange fluctuations.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this item are set forth beginning at page F-1 of this Report and are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this Report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Management’s Report on Internal Control Over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the financial year covered by this Annual Report.

Item 11. Executive Compensation.

The information called for by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the financial year covered by this Annual Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the financial year covered by this Annual Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the financial year covered by this Annual Report.

Item 14. Principal Accounting Fees and Services.

The information called for by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the financial year covered by this Annual Report.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The financial statement schedules and exhibits filed as part of this Report are as follows:

(a)(1) Financial Statements

Reference is made to the consolidated financial statements included in Item 8 of Part II of this Report.

(a)(2) Financial Statement Schedules

Financial statement schedules have been omitted because the required information is not present, or not present in amounts sufficient to require submission of the schedules, or because the required information is provided in the financial statements or notes thereto.

(a)(3) Exhibits

The exhibits required to be filed as part of this Report are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nexvet Biopharma public limited company

Date: September 3, 2015	By:	/s/ Mark Heffernan
Mark Heffernan, Ph.D.
Chief Executive Officer and Director

Date: September 3, 2015	By:	/s/ Damian Lismore
Damian Lismore
Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark Heffernan, Ph.D. and Damian Lismore and both or any one of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments hereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any substitute(s) thereof, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Heffernan Mark Heffernan, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	September 3, 2015

/s/ Damian Lismore Damian Lismore	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 3, 2015

/s/ George Gunn	Chairman of the Board	September 3, 2015
George Gunn

/s/ Chris Brown Chris Brown	Director	September 3, 2015
/s/ Ashraf Hanna Ashraf Hanna, Ph.D., M.D.	Director	September 3, 2015

/s/ Cormac Kilty Cormac Kilty, Ph.D.	Director	September 3, 2015

/s/ Joseph McCracken Joseph McCracken, DVM	Director	September 3, 2015
/s/ Rajiv Patel	Director	September 3, 2015
Rajiv Patel

/s/ John Payne	Director	September 3, 2015
John Payne

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of June 30, 2015 and 2014	F-3

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended June 30, 2015, 2014 and 2013	F-4

Consolidated Statements of Changes in Convertible Preference Shares and Shareholders’ Equity (Deficit) for the Years Ended June 30, 2015, 2014 and 2013	F-5

Consolidated Statements of Cash Flows for the Years Ended June 30, 2015, 2014 and 2013	F-6

Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Nexvet Biopharma public limited company,

We have audited the accompanying consolidated balance sheets of Nexvet Biopharma public limited company and its subsidiaries as of June 30, 2015 and June 30, 2014, and the related consolidated statements of operations and comprehensive loss, of changes in convertible preference shares and shareholders’ equity (deficit), and of cash flows for each of the three years ended June 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nexvet Biopharma public limited company and its subsidiaries as of June 30, 2015 and June 30, 2014, and the results of their operations and their cash flows for each of the three years ended June 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers

Melbourne, Australia

September 3, 2015

NEXVET BIOPHARMA PUBLIC LIMITED COMPANY

Consolidated Balance Sheets

	As of June 30,
	2015	2014
	(in thousands, except share and per share amounts)
Assets
Current assets
Cash	$52,033	$30,041
Other income receivable	3,301	2,404
Prepaid expenses and other	607	643
Total current assets	55,941	33,088
Prepaid expenses	163	—
Total noncurrent assets	163	—
Property, plant and equipment, net	549	514
Intangible assets, net	19	2
Total assets	$56,672	$33,604
Liabilities, Convertible Preference Shares and Shareholders’ Equity
Current liabilities
Accounts payable	$658	$870
Accrued expenses	2,352	2,299
Deferred lease incentive	23	28
Total current liabilities	3,033	3,197
Deferred lease incentive	61	103
Warrants	—	5,435
Total noncurrent liabilities	61	5,538
Total liabilities	$3,094	$8,735
Commitments and contingencies (Note 14)
Convertible preference shares
SIRPS, $0.125 nominal value per share, zero and 4,000,000 shares authorized as of June 30, 2015 and 2014, respectively—zero and 1,737,132 shares issued and outstanding as of June 30, 2015 and 2014, respectively	$—	$8,177
Series B, $0.125 nominal value per share, zero and 8,000,000 shares authorized as of June 30, 2015 and 2014, respectively—zero and 4,200,006 shares issued and outstanding as of June 30, 2015 and 2014, respectively	—	25,649
Total convertible preference shares	$—	$33,826
Shareholders’ equity (deficit)
Ordinary shares, $0.125 nominal value per share, 100,000,000 and 20,000,000 shares authorized as of June 30, 2015 and 2014, respectively—11,406,916 and 1,268,810 shares issued and outstanding as of June 30, 2015 and 2014, respectively	$1,426	$126
Euro deferred shares, €100 nominal value per share, 400 and zero shares authorized as of June 30, 2015 and 2014, respectively—400 and zero shares issued and outstanding as of June 30, 2015 and 2014, respectively	13	—
Additional paid-in capital	80,275	2,342
Accumulated other comprehensive (loss) income	(4,481)	373
Accumulated deficit	(23,655)	(11,798)
Total shareholders’ equity (deficit)	53,578	(8,957)
Total liabilities, convertible preference shares and shareholders’ equity	$56,672	$33,604

The accompanying notes are an integral part of these consolidated financial statements.

NEXVET BIOPHARMA PUBLIC LIMITED COMPANY

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended June 30,
	2015	2014	2013
	(in thousands, except share and per share amounts)
Revenue
License and collaboration	$—	$—	$244
Other	25	13	85
Total revenue	25	13	329
Operating Expenses
Research and development	9,845	5,617	2,722
General and administrative	10,191	4,426	2,103
Total operating expenses	20,036	10,043	4,825
Loss from operations	(20,011)	(10,030)	(4,496)
Other Income (Expense)
Research and development incentive income	3,532	2,337	1,135
Government grant income	403	1,317	108
Exchange gain (loss)	4,151	(375)	—
Interest income	68	41	12
Net loss	$(11,857)	$(6,710)	$(3,241)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(2.27)	$(6.70)	$(3.62)
Weighted-average ordinary shares outstanding, basic and diluted	5,214,957	1,000,872	894,794
Comprehensive Loss
Net loss	$(11,857)	$(6,710)	$(3,241)
Net change in foreign currency translation adjustments	(4,854)	302	58
Total comprehensive loss	$(16,711)	$(6,408)	$(3,183)

The accompanying notes are an integral part of these consolidated financial statements.

NEXVET BIOPHARMA PUBLIC LIMITED COMPANY

Consolidated Statements of Changes in Convertible Preference Shares and Shareholders’ Equity (Deficit)

(in thousands, except share amounts)

	Convertible Preference Shares		Ordinary Shares		Ordinary Shares Subject to Limited Recourse Loans		Euro Deferred Shares		Convertible Preference Shares		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Other	Share Premium
Balance as of July 1, 2012	—	$—	200,000	$25	—	$—	—	$—	—	$—	$—	$(15)	$13	$(1,847)	$(1,824)
Subdivision of shares	—	—	265,455	33	—	—	—	—	—	—	—	(33)	—	—	—
Issuance of ordinary shares	—	—	534,545	66	—	—	—	—	—	—	—	1,396	—	—	1,462
Issuance of SIRPS convertible preference shares, zero issuance costs	498,199	2,093	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of ordinary shares subject to limited recourse loans	—	—	—	—	264,386	—	—	—	—	—	—	—	—	—	—
Issuance of SIRPS convertible preference shares, zero issuance costs	293,918	1,504	—	—	—	—	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	631	—	—	—	631
Exchange difference on translation of foreign operations	—	—	—	—	—	—	—	—	—	—	—	—	58	—	58
	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,241)	(3,241)
Balance as of June 30, 2013	792,117	$3,597	1,000,000	$124	264,386	$—	—	$—	—	$—	$631	$1,348	$71	$(5,088)	$(2,914)
Issuance of ordinary shares— payment of limited recourse loan	—	$—	9,706	$1	(9,706)	$—	—	$—	—	$—	$—	$36	$—	$—	$37
Issuance of ordinary shares	—	—	4,424	1	—	—	—	—	—	—	—	21	—	—	22
Issuance of SIRPS convertible preference shares, net of issuance costs of $294	945,015	4,580	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series B convertible preference shares, net of issuance costs of $1,021	4,200,006	25,649	—	—	—	—	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	—	—		—	306	—	—	—	306
Exchange difference on translation of foreign operations	—	—	—	—	—	—	—	—	—	—	—	—	302	—	302
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,710)	(6,710)
Balance as of June 30, 2014	5,937,138	$33,826	1,014,130	$126	254,680	$—	—	$—	—	$—	$937	$1,405	$373	$(11,798)	$(8,957)
Issuance of ordinary shares and Euro deferred shares	—	$—	2	$—	—	$—	400	$13	—	$—	$—	$—	$—	$—	$13
Ordinary shares no longer subject to limited recourse loan	—	—	109,611	14	(109,611)	—	—	—	—	—	—	(14)	—	—	—
Share repurchase	—	—	—	—	(145,069)	—	—	—	—	—	—	—	—	—	—
Issuance of share warrants	—	—	—	—	—	—	—	—	—	—	—	5,435	—	—	5,435
Issuance of ordinary shares— conversion of share-based compensation	—	—	126,410	16	—	—	—	—	—	—	(645)	642	—	—	13
Issuance of ordinary shares, net of issuance costs of $3,830	6		4,176,903	522	—	—	—	—	—	—	—	37,416	—	—	37,938
Adjustment for shares issued in connection with share consolidation	16	—	9	—	—	—	—	—	—	—	—	—	—	—	—
Share bonus award			42,691	6	—	—	—	—			(304)	304			6
Reclassification into shareholders’ equity	(5,937,160)	(33,826)	—	—	—	—	—	—	5,937,160	33,826	—	—	—	—	33,826
Reclassification to ordinary shares			5,937,160	742	—	—	—	—	(5,937,160)	(33,826)	—	33,084	—	—	—
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	2,081	—	—	—	2,081
Exchange difference on translation of foreign operations	—	—	—	—	—	—	—	—	—	—	(4)	(62)	(4,854)	—	(4,920)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,857)	(11,857)
Balance as of June 30, 2015	—	$—	11,406,916	$1,426	—	$—	400	$13		$—	$2,065	$78,210	$(4,481)	$(23,655)	$53,578

The accompanying notes are an integral part of these consolidated financial statements.

NEXVET BIOPHARMA PUBLIC LIMITED COMPANY

Consolidated Statements of Cash Flows

	Year Ended June 30,
	2015	2014	2013
	(in thousands)
Cash Flows from Operating Activities
Net loss	$(11,857)	$(6,710)	$(3,241)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation expense	2,081	298	710
Depreciation and amortization expense	154	56	11
Other	—	22	—
Changes in assets and liabilities:
Other income receivable	(897)	(1,338)	(679)
Prepaid expenses and other	(127)	(250)	(377)
Accounts payable, accrued expenses and deferred lease incentive	(206)	1,978	614
Net cash used in operating activities	(10,852)	(5,944)	(2,962)
Cash Flows from Investing Activities
Purchase of property, plant and equipment	(294)	(512)	(54)
Purchase of intangible assets	(19)	(2)	—
Net cash used in investing activities	(313)	(514)	(54)
Cash Flows from Financing Activities
Net proceeds from issuance of ordinary shares	37,970	37	—
Net proceeds from issuance of convertible preference shares and warrants	—	35,664	3,597
Repayments of note payable to related party	—	—	(205)
Net cash provided by financing activities	37,970	35,701	3,392
Effect of exchange rate changes on cash	(4,813)	315	88
Net increase in cash	21,992	29,558	464
Cash at beginning of year	30,041	483	19
Cash at end of year	$52,033	$30,041	$483
Supplemental Disclosure
Cash paid for interest during period	$—	$—	$27
Conversion of note payable into ordinary shares	—	—	1,368
Offering costs in connection with issuance of ordinary shares, convertible preference shares and warrants recorded in equity	3,830	1,315	—
Issuance of share options for accrued consulting services	—	22	—

The accompanying notes are an integral part of these consolidated financial statements.

NEXVET BIOPHARMA PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements

Note 1. Organization and Description of Business

Nexvet Biopharma public limited company and its subsidiaries (the “Company”) is a clinical-stage biopharmaceutical company focused on transforming the therapeutic market for companion animals by developing and commercializing novel, species-specific biologics based on human biologics. Biologics are therapeutic proteins derived from biological sources. As a class, biologics have transformed human medicine in recent decades and represent some of the top-selling therapies on the market today. The Company’s proprietary platform, which it refers to as “PETization,” is an algorithmic approach that enables the Company to rapidly create monoclonal antibodies (“mAbs”) that are designed to be recognized as “self” or “native” by an animal’s immune system, a property referred to as “100% species-specificity.” PETization is also designed to build upon the safety and efficacy data from clinically tested human therapies to create new therapies for companion animals, thereby reducing clinical risk and development cost.

Biologics generally include mAbs, which are targeted antibodies derived from identical, or clonal, cells; and fusion proteins, which are proteins created by joining two or more genes coded for separate proteins. The Company’s first product candidate, NV‑01, is a mAb that targets and inhibits the function of nerve growth factor (“NGF’) for the control of pain associated with osteoarthritis in dogs. NGF is a protein involved in neural signaling, including pain signals. NGF inhibitors seek to interrupt those signals to reduce pain. The Company expects data from its NV‑01 pivotal safety and efficacy study and an additional pilot field safety and efficacy study by the end of 2015.  This latter study was initiated following receipt of a sample size reassessment of the pivotal safety and efficacy study in March 2015 and will assess various doses and dosing regimens of NV‑01.  This study is expected to provide valuable information that may assist the design of a future pivotal study.

The Company’s second product candidate, NV‑02, is a mAb that is an NGF inhibitor for the control of pain associated with degenerative joint disease, including osteoarthritis, in cats. The Company announced positive top-line results from its proof-of-concept efficacy study and its pilot safety study of NV‑02 in June 2015. The Company anticipates results from a pilot field safety and efficacy study of NV‑02 in the first quarter of 2016. The Company’s third product candidate, NV‑08, is a fusion protein that is a tumor necrosis factor (“TNF”) inhibitor for the treatment of chronic inflammatory diseases, including atopic dermatitis, in dogs. TNF is a protein that causes inflammation, and TNF inhibitors suppress this inflammation. If its proof-of-concept safety and efficacy studies for NV‑08 are successful, the Company plans to progress this product into formal development. In addition, primarily using PETization, the Company is seeking to advance one new product candidate into development per year.

The Company has experienced losses since its inception and had an accumulated deficit of $23.7 million and $11.8 million as of June 30, 2015 and 2014, respectively. For the foreseeable future, management expects the Company to continue to incur losses and negative cash flows, which will increase significantly from historical levels as the Company expands its development activities, seeks regulatory approvals for its lead product candidates and begins to commercialize any approved products. To date, the Company has been funded primarily through sales of capital shares. Management believes the Company’s cash of $52.0 million as of June 30, 2015 will be sufficient to fund its operations for at least the next 12 months.

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

NEXVET BIOPHARMA PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements — Continued

In September 2014, Nexvet Biopharma Limited, a newly-formed Irish private company, became the parent company of Nexvet Australia Pty Ltd, formerly known as Nexvet Biopharma Pty Ltd (“Nexvet Australia”), and its subsidiaries pursuant to a transaction in which all of the holders of ordinary shares, preference shares, restricted share units and options and warrants to purchase ordinary shares of Nexvet Australia exchanged their holdings for equivalent ordinary shares, preference shares, restricted share units or options or warrants to purchase ordinary shares, as applicable, of Nexvet Biopharma Limited. Nexvet Biopharma Limited then re-registered as an Irish public limited company in September 2014 (the “Irish Reorganization”). Nexvet Biopharma public limited company became the parent company of Nexvet Australia pursuant to the Irish Reorganization, and for financial reporting purposes the historical consolidated financial statements of Nexvet Australia became the historical consolidated financial statements of Nexvet Biopharma public limited company and its subsidiaries as a continuation of the predecessor. The capital structure presented is that of Nexvet Biopharma public limited company.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements of the Company include the operations of all its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Such operations include the Company, Nexvet Australia, NVIP Pty Limited, Nexvet Ireland Limited, Tevxen Limited, Nexvet UK Limited and Nexvet US, Inc. All intercompany balances and transactions have been eliminated in consolidation. The Company’s fiscal year ends on June 30, and references to any fiscal year are to the Company’s year ended June 30 in that year.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Significant items subject to such estimates and assumptions include research and development incentive income, research and development accruals, share-based payments, valuation of warrants, options and restricted share units and deferred income taxes. Actual results could differ from those estimates.

Net Loss Per Share

Net loss per share information is determined using the two-class method, which includes the weighted-average number of ordinary shares outstanding during the period and other securities that participate in dividends (a participating security). The Company’s convertible preference shares are participating securities as defined by Accounting Standards Codification (“ASC”) Topic 260-10, Earnings Per Share. Net loss per share disclosures have been revised to give effect to the share consolidations that took place in the reporting period

Under the two-class method, basic net loss per share applicable to ordinary shareholders is computed by dividing the net loss applicable to ordinary shareholders by the weighted-average number of shares of ordinary shares outstanding for the reporting period.

NEXVET BIOPHARMA PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements — Continued

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

Cash

As of June 30, 2015 and 2014, the Company’s cash consisted of cash deposited in a business operating account or in short-term deposit accounts of less than 90 days’ duration.

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

The Company’s material financial instruments include cash, other income receivables, accrued liabilities and warrants. The carrying amounts of these instruments are considered to be representative of their respective fair values because of the short-term nature of those investments. In 2014, the Company determined its warrants were Level 3 liabilities until they were reclassified into equity (see –“Warrants” below).

Other Income Receivable

Other income receivable is recorded at the invoiced amount where available.

NEXVET BIOPHARMA PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements — Continued

Nexvet Australia is eligible under the AusIndustry research and tax development tax incentive program to obtain a cash amount from the Australian Taxation Office (“ATO”). The tax incentive is available to Nexvet Australia on the basis of specific criteria with which Nexvet Australia must comply. Specifically, Nexvet Australia must have revenue of less than A$20 million and cannot be controlled by income tax exempt entities.  The Company recognized other income for the 2015 fiscal year at 43.5% of qualifying expenditure on the basis of the proposed revisions to the rebate rate announced by the Australian government in 2015 that, if passed as law, are expected to be retrospectively applied to the 2015 fiscal year.

Property, Plant and Equipment

Property, plant and equipment are recorded at acquisition cost, net of accumulated depreciation and impairment. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful life of machinery and equipment is three to 20 years. Leasehold improvements are amortized on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset. Upon retirement or sale of an asset, its cost and related accumulated depreciation or accumulated amortization are removed from the property accounts and any gain or loss is included in the results of operations. Maintenance and repairs are expensed as incurred.

Intangible Assets

The Company accounts for intangible assets under ASC 350, Intangibles—Goodwill and Other, which consists of internal use computer software costs. Costs which include acquiring off the shelf software and licenses that are expected to provide future period financial benefits are capitalized to computer software intangibles. No material internal or external costs are incurred in making the software ready for use. Maintenance costs are expensed as incurred. Amortization is calculated on a straight-line basis over periods ranging from one to three years.

Impairment of Long-Lived Assets

The Company reviews its tangible and intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to the estimated undiscounted cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge will be recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairments of long-lived assets during fiscal years 2015, 2014 or 2013.

Foreign Currency

The Company’s functional currency is U.S dollars, and the functional currency for most subsidiaries is their local currency.  Foreign currency transactions are translated into the functional currency using the current exchange rate at the date of the transaction.  At year end, monetary items denominated in a foreign currency are translated into the functional currency of the relevant entity using the year end spot rate.  The exchange gain of $4.2 million in fiscal year 2015 and exchange loss of $0.4 million in fiscal year 2014 primarily relate to the translation of Nexvet Australia’s U.S. dollar-denominated bank accounts to its Australian dollar functional currency.

In preparing the Company’s consolidated financial statements, the financial statements of the subsidiaries are translated at year-end exchange rates as to assets and liabilities and weighted-average rates as to revenue and expenses.  The resulting translation adjustments are recognized in other comprehensive income (loss) (“OCI”).  The non-cash translation adjustment in accumulated OCI was a loss of $4.9 million in fiscal year 2015 and a gain of $0.3 million in fiscal year 2014.  These adjustments primarily relate to the translation of U.S. dollar-denominated bank accounts within Nexvet Australia’s balance sheet to the U.S dollar presentation currency of the consolidated balance sheet.

Under U.S. GAAP, there is no offset of these two exchange-related items within the consolidated statements of operations and comprehensive loss. Net loss and associated calculations are impacted by this treatment.

NEXVET BIOPHARMA PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements — Continued

Warrants

As of June 30, 2014, the Company’s liabilities primarily consist of warrants that were issued to investors and financial advisors in connection with private placements of the Company’s securities in May 2014. The warrants permit the holders to purchase ordinary shares at exercise prices of $8.625 and $7.50 per share on or before May 2019. Because the warrants may be net exercised and are exercisable in U.S. dollars, and the functional currency of Nexvet Australia, the original issuer of the warrants, is Australian dollars, they were classified as a liability as of June 30, 2014.  The warrants were reclassified as shareholders’ equity in September 2014 following the Irish Reorganization (in which the original warrants were exchanged for warrants issued by the Company) and the change in the Company’s functional currency to U.S. dollars.  On reclassification, the warrants were recognized at cost in shareholders’ equity and no longer required to be remearsured at fair value at June 30, 2015.

Warrants recorded as liabilities ($5.4 million as of June 30, 2014) are valued at balance date using the binomial option-pricing model. The expected term used in the model has been adjusted, based on management’s best estimate, for the effects of non-transferability, exercise restrictions and behavioral considerations. At each balance sheet date, the outstanding warrants are revalued to their current fair value, with the difference in fair value recorded in the consolidated statements of operations and comprehensive loss.

Warrants are classified within Level 3 of the fair value hierarchy at June 30, 2014 wherein fair value is estimated using significant unobservable inputs. The significant assumptions used in estimating the fair value of the warrants include the estimated fair value of the underlying shares, exercise price, volatility of the shares underlying the warrant and the expected term of the warrant. The fair value of the underlying ordinary shares was estimated by reference to the price per share paid by investors for the Company’s Series B preference shares in May 2014. The fair values of the warrants were estimated using the following assumptions:

June 30, 2014
Fair value per ordinary share	$6.35
Risk free interest rate	1.7%
Expected term (in years)	4 years
Expected volatility	75%
Expected dividend yield	Nil

There were warrants to purchase 1,766,998 ordinary shares issued during fiscal year 2014. There were no warrants issued during fiscal years 2015 and 2013.

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

The income tax benefit from an uncertain tax position is only recognized if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on technical merits of the position.  The Company evaluates and adjusts these accruals based on changing facts and circumstances.  The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision.

NEXVET BIOPHARMA PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements — Continued

License and Collaboration Agreement Revenue Recognition

Future revenue under a license and collaboration agreement is expected to consist of fees for services, royalties for product sales or payments when specific milestones are met and match underlying activities occurring during the term of the arrangement.

In fiscal year 2013, the Company entered into a license and collaboration agreement with a third party for the research and development of animal health products in Japan. The terms of the agreement include non-refundable signing and license fees, development milestone payments, the potential for manufacturing and supply services and royalties on any product sales derived from the collaboration. The Company analyzed this arrangement to determine whether the deliverables, which included license and performance obligations such as research and steering committee services, can be separated or whether these must be accounted for as a single unit of accounting. The Company recognizes license payments as revenue upon delivery of the license only if the license has stand-alone value and there are no undelivered performance obligations related to the license.

If the license is considered not to have stand-alone value, the arrangement would then be accounted for as a single unit of accounting and the license payments and payments for performance obligations would be recognized as revenue over the estimated period of when the performance obligations are performed. When the Company determines that an arrangement should be accounted for as a single unit of accounting, it determines the period over which the performance obligations will be performed and revenue will be recognized. Revenue will be recognized using either a proportional performance or straight-line method. The Company recognizes revenue using the proportional performance method when the level of effort required to complete its performance obligations under an arrangement can be reasonably estimated, and such performance obligations are provided on a best-efforts basis. Direct labor hours or full-time equivalents are typically used as the measurement of performance. If the Company cannot reasonably estimate the level of effort to complete its performance obligations under an arrangement, then revenue under the arrangement would be recognized on a straight-line basis over the period the Company is expected to complete its performance obligations.

The Company’s license and collaboration agreement entitles it to additional payments upon the achievement of performance-based milestones. Milestones that involve substantial effort on the Company’s part are considered “substantive milestones.” A substantive milestone is included in the Company’s revenue model when the milestone is achieved. To date, no milestone payments have been received.

Royalty revenue is recognized upon the sale of the related products, provided the Company has no remaining performance obligations under the arrangement.

Research and Development Expense

Research and development costs are expensed as incurred and consist primarily of (i) payroll and related expense for all employees engaged in scientific research and development functions, including wages, related benefits, and share-based compensation, (ii) fees for regulatory, professional and other consultants and (iii) development costs, including costs of drug discovery, safety, and proof-of-concept, pilot and pivotal safety and efficacy studies, development of biological materials, and service providers. The Company is currently pursuing its NV‑01, NV‑02 and NV‑08 lead product candidates and typically uses its employee and infrastructure resources across multiple development programs. The Company allocates outsourced development costs by lead product candidates but does not allocate personnel or other internal costs related to development to specific product candidates.

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

NEXVET BIOPHARMA PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements — Continued

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

Exchange gain (loss) consists primarily of gains or losses due to foreign exchange translation, primarily reflecting changes in Australian and U.S. foreign exchange rates. Under U.S. GAAP, these gains (losses) relate to a translation of U.S. dollar-denominated bank accounts into Nexvet Australia’s Australian dollar functional currency and represent a non-cash item.

The Company earns interest on the cash balances held with financial institutions and recognizes interest when earned on an accruals basis over time.

Comprehensive Loss

Comprehensive loss is defined as the total change in shareholders’ deficit during the period other than from transactions with shareholders, which for the Company, includes net change in foreign currency translation adjustments.

Share-Based Compensation

The Company’s share-based compensation plan (see Note 12) provides for the grant of share options, restricted share units and other share-based awards. The fair value of share options is determined as of the date of grant using the binomial option-pricing model. This method incorporates the fair value of the Company’s ordinary shares at the date of each grant and various assumptions such as the risk-free interest rate, expected volatility based on the historic volatility of peer companies, expected dividend yield, and expected term of the share option. Restricted share units are valued at the fair value of the underlying ordinary shares as of the date of grant. The Company classifies share-based compensation expense in the statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified.

The Company recognizes share-based compensation expense based on the grant date fair value of the entire award over the total period during which an employee is required to provide service in exchange for the award.   In accordance with ASC 718, the amount of compensation expense recognized at each balance date is at least equal to the grant date fair value of the vested portion of the award on that date.  Where performance conditions are attached to the awards, compensation expense is recognized in the period in which it becomes probable that the performance target will be achieved, net of estimate of pre-vesting forfeitures over the requisite service period.  The probability of vesting is reassessed at each reporting period for awards with performance conditions and compensation expense is adjusted based on its probability assessment.  Share-based compensation expense is classified in the statements of operation and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified.

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

NEXVET BIOPHARMA PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements — Continued

Segment Data

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions.  The Company is a clinical-stage biopharmaceutical company focusing on developing therapies for companion animals. At June 30, 2014 all major assets were held in Australia. As of June 30, 2015, $38.0 million of cash raised on completion of the initial public offering has been retained in the United States.  All other major assets are held in Australia.

Recently Adopted Accounting Pronouncements

The Company has early adopted the provisions of Accounting Standards Update (“ASU”) No. 2014-10, Elimination of Certain Financial Requirements, Including an Amendment to Variable Interest Entities Guidance Topic in Topic 810, Consolidation, starting in fiscal year 2014.  In June 2014, the Financial Accounting Standards Board (“FASB”) issued guidance removing the definition of a development stage entity from the Master Glossary of the ASC, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.  This guidance also eliminates an exception provided to development stage entities in ASC Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of the investment equity that is at risk.  On adoption, the Company was not required to present or disclose any information required by ASC Topic 915, Development Stage Entities.

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

In July 2015, the FASB delayed the effective date of this guidance.  As a result, this guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact that this guidance will have on the Company’s consolidated results of operations, financial position and cash flows.

In June 2014, the FASB issued ASU 2014-12, Compensation—Stock Compensation.  This guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  A reporting entity should apply the existing guidance in ASC Topic 718, Compensation—Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards.  As such, the performance target should not be reflected in estimating the grant-date fair value of the award.  Compensation expense should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation expense attributable to the period(s) for which the requisite service has already been rendered.  If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation expense should be recognized prospectively over the remaining requisite service period.  The total amount of compensation expense recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest.  The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved.  This guidance will be effective for annual reporting periods beginning after December 15, 2015.  The Company is currently evaluating the impact that this guidance will have on the Company’s consolidated results of operations, financial position and cash flows.

NEXVET BIOPHARMA PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements — Continued

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

In February 2015, the FASB issued ASU 2015-02, Consolidation. This guidance amends existing consolidation guidance in which a reporting entity might be required to consolidate another legal entity in situations in which the reporting entity’s contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity’s voting rights, or the reporting entity is not exposed to a majority of the legal entity’s economic benefits or obligations. The guidance:

•	modifies the evaluations of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities;
•	eliminates the presumption that a general partner should consolidate a limited partner;
•	affects the consolidation analysis of reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships; and
•	provides a scope exception from consolidation guidance for reporting entities with interests in certain investment funds.

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

Note 3. Property, Plant and Equipment

Property, plant and equipment, net consisted of the following as of the dates indicated:

	Useful Lives	June 30,
		2015	2014
	(in years)	(in thousands)
Computer equipment	3-7	$89	$68
Research and development equipment	5-10	432	242
Office equipment	5-20	83	100
Leasehold improvements	5	133	162
Less: Accumulated depreciation and amortization		(188)	(58)
Property, plant and equipment, net		$549	$514

NEXVET BIOPHARMA PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements — Continued

	Computer equipment	Research and development equipment	Office equipment	Leasehold improvements	Total
Opening balance July 1, 2013	3	37	7	—	47
Additions	65	193	94	160	512
Disposals	—	—	—	—	—
Depreciation	(11)	(31)	(5)	(9)	(56)
Exchange rate adjustment	—	15	(4)	—	11
Closing balance June 30, 2014	57	214	92	151	514
Additions	35	258	1	—	294
Disposals	—	—	—	—	—
Depreciation	(25)	(86)	(12)	(29)	(152)
Exchange rate adjustment	(11)	(52)	(19)	(25)	(107)
Closing balance June 30, 2015	56	334	62	97	549

Note 4. Intangible Assets

Intangible assets, net consisted of the following as of the dates indicated:

	Useful Lives	June 30,
		2015	2014
	(in years)	(in thousands)
Computer software	1-3	$21	$2
Less: Accumulated amortization		(2)	—
Intangible assets, net		$19	$2

Intangible assets will be fully amortized over their useful lives.

Note 5. Accrued Expenses

Accrued expenses consisted of the following as of the dates indicated:

	June 30,
	2015	2014
	(in thousands)
Accrued payroll and related expenses	$1,027	$502
Accrued professional fees	361	355
Accrued research and development costs	964	1,442
Accrued expenses	$2,352	$2,299

Note 6. Deferred Lease Incentive

Deferred lease incentive consisted of the following as of the dates indicated:

	June 30,
	2015	2014
	(in thousands)
Current	$23	$28
Non-Current	$61	$103

In June 2014, a build-out incentive was negotiated with the landlord to reimburse the Company for the build-out of the Company’s Melbourne, Australia office space. The Company expects to offset such amounts within rental expense over the lease term.

NEXVET BIOPHARMA PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements — Continued

Note 7. Warrants

	June 30,	June 30,
	2015	2014
	(in thousands)
Warrants	$—	$5,435

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

Note 8. Convertible Preference Shares

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

Note 9. Ordinary Shares

In February 2015, upon the initial closing of the Company’s initial public offering, the New Memorandum and Articles (“M&A”) became effective for the Company.  The New M&A amended the Company’s authorized capital to 400 Euro deferred shares with a nominal value of €100 each, 100,000,000 ordinary shares with a nominal value of US$0.125 each and 10,000,000 undesignated preferred shares with a nominal value of US$0.01 each.  As of June 30, 2014, the Company’s authorized capital was 20,000,000 ordinary shares and 12,000,000 Preference Shares, each with a $0.125 nominal value per share.

As of June 30, 2015 and 2014, there were 11,406,916, and 1,268,810 ordinary shares outstanding, respectively, which included zero and 254,680 ordinary shares subject to limited recourse loans, respectively.

In the Company’s initial public offering, an aggregate of 4,176,903 ordinary shares were issued.  Upon the initial closing of the Company’s initial public offering, all 5,937,160 Preference Shares then outstanding were converted into 5,937,160 ordinary shares.

NEXVET BIOPHARMA PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements — Continued

Note 10. Fair Value Measurement

Assets and liabilities carried at fair value on a recurring basis as of June 30, 2015 and 2014, including financial instruments which the Company accounts for under the fair value option, are summarized in the following tables.

June 30, 2015	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
	(in thousands)
Assets
Cash	$52,033	$—	$—	$52,033

June 30, 2014	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets
Cash	$30,041	$—	$—	$30,041
Liabilities
Warrants	$—	$—	$5,435	$5,435

During fiscal years 2015 and 2014, there were no transfers between the levels.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), including net realized and unrealized gains (losses) included in earnings and accumulated OCI.

Warrants (in thousands)
Balance as of June 30, 2013	—
Issuances	5,435
Balance as of June 30, 2014	5,435
Reclassification into shareholders’ equity	(5,435)
Balance June 30, 2015	$—

The following table present information about significant unobservable inputs related to the Company’s material categories of Level 3 assets and liabilities as of June 30, 2014.

Financial Instruments	Fair Value	Valuation Technique	Significant Unobservable Input	Range of Inputs
	(in thousands)
Warrants	$5,435	Binomial option-pricing model	Volatility	70-80%
			Expected term	4 years

The warrants were reclassified as shareholders’ equity in September 2014 following the Irish Reorganization and the change in the Company’s functional currency to U.S. dollars.

Sensitivity of Fair Value Measures to Changes in Unobservable Inputs

The volatility assumption is representative of the level of uncertainty expected in the movements of the Company’s share price over the expected term of the warrant. A significant increase in volatility would increase the fair value of the warrants while a significant decrease in volatility would decrease the fair value of the warrants.

The highest value of a warrant instrument is attained if it is assumed to be held to expiry. Due to risk aversion, wealth diversification and the lack of marketability, warrant holders occasionally exercise prior to expiry. Based on the market value approach adopted for the valuation of the warrants, it is assumed that the warrants will be held on average for four years. An increase in the expected term of the warrants by one year would increase the fair value of the warrants by $0.5 million, or 10%, while similarly a decrease by one year would decrease the fair value of the warrants by $0.7 million, or 12%.

NEXVET BIOPHARMA PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements — Continued

Note 11. Net Loss Per Share and Pro Forma Net Loss Per Share

The calculation of net loss per participating securities (“EPS”) for fiscal years 2015 and 2014 is presented below.

	Year Ended June 30,
	2015	2014	2013
	(in thousands, except share and per share amounts)
Net loss	$(11,857)	$(6,710)	$(3,241)
Weighted-average ordinary shares issued and outstanding—basic and diluted	5,214,957	1,000,872	894,794
Net loss per ordinary share—basic and diluted	$(2.27)	$(6.70)	$(3.62)

The following ordinary share equivalents were excluded from the calculation of diluted net loss per share for the periods ended on the dates indicated because including them would have an anti-dilutive effect:

	Year Ended June 30,
	2015	2014	2013
Preference shares	—	5,937,138	792,117
Share-based awards	834,303	245,020	—
Warrants	1,766,998	1,766,998	—
Shares subject to limited recourse loans (see Note 12)	—	254,680	264,386
Total	2,601,301	8,203,836	1,056,503

Basic and diluted net loss per share is computed using the weighted-average number of ordinary shares outstanding after giving effect to the conversion of all convertible preference shares into ordinary shares as if such conversion had occurred at the beginning of the period presented, or the date of original issuance, if later.

Note 12. Share-Based Awards

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

2012 Employee Share Option Plan

In August 2012, the Company’s board of directors adopted the Company’s Employee Share Option Plan (the “2012 Plan”). Pursuant to the 2012 Plan, the Company issued 264,386 ordinary shares at $4.20 per share to employees (including executive officers), consultants and each member of the Company’s board of directors who could purchase such ordinary shares with an interest-free, limited recourse loan payable to the Company. These limited recourse loans were not collateralized and were not recourse to the assets of the borrower, except to the extent of the shares issued. Because the loans were the sole consideration for the shares issued, the Company accounted for these arrangements as share options since the substance is similar to the grant of an option, with a deemed exercise price equal to the loan amount. The fair value of the notional share options was expensed in fiscal year 2013 when vested with a corresponding credit to additional paid-in capital.

NEXVET BIOPHARMA PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements — Continued

The limited recourse loans were repayable within 30 days of the termination of service to the Company of the employee, director or consultant. Failure to pay back the loan within that time frame would have resulted in relinquishing of those shares by the shareholder. The balance of loans outstanding as of June 30, 2015 and 2014 was $zero and $1.0 million, respectively. As discussed in Note 2, the Company does not recognize a separate receivable for limited recourse loans.

The 2012 Plan is no longer in use. Between June 30, 2014 and September 30, 2014, all of the limited recourse loans were repaid in cash or satisfied by the repurchase by the Company of certain ordinary shares issued subject to such loans at a purchase price of $6.35 per ordinary share.  The Company issued to each former holder of such ordinary shares an option to purchase a number of ordinary shares equal to the number of ordinary shares repurchased with an exercise price of $6.35 per ordinary share.  The new options expire in February 2018, consistent with the original repayment date of the loan.  With respect to Dr. Heffernan, his $0.3 million loan amount was satisfied with a repurchase by the Company of 52,040 ordinary shares held by him and the grant to him of an option to purchase 52,040 ordinary shares.  With respect to Dr. Gearing, his $0.3million loan amount was satisfied with a repurchase by the Company of 46,372 ordinary shares held by him and the grant to him of an option to purchase 46,372 ordinary shares. As a result of the repurchases, all of the limited recourse loans were repaid in the Company’s first fiscal quarter of 2015.

2013 Long Term Incentive Plan

In September 2013, the Company’s board of directors approved a long-term incentive plan for its employees (including executive officers), directors and consultants pursuant to which in November 2013 the Company issued share options to purchase 215,799 ordinary shares and restricted share units to acquire 29,214 ordinary shares to employees, directors and consultants. The underlying ordinary shares had a fair value of $5.15 per share, but the awards had an exercise or conversion price, as applicable, of zero, as permitted under Australian law. Because Irish law requires the payment to an issuer of at least the nominal value of shares in order to acquire such shares from the issuer, any options or restricted share units with a zero exercise or conversion price became exercisable or convertible, as applicable, at their nominal value in August 2014 in anticipation of the Irish Exchange. This nominal value became $0.10 per ordinary share in September 2014 in connection with the Irish Exchange and was revised to $0.125 per ordinary share in connection with the four-for-five share consolidation in November 2014. In September 2014, the Company also issued share options to purchase 16,800 ordinary shares and restricted share units to acquire 21,240 ordinary shares to employees, directors and consultants. The underlying ordinary shares had a fair value of $6.35 per ordinary share, but the awards had an exercise or conversion price of the nominal value of $0.10 per ordinary share, which nominal value became $0.125 per ordinary share in connection with the four-for five share consolidation in November 2014. Except for share options and restricted share units held by directors (which vested in November 2014), share options and restricted share units held by employees and consultants vest in three equal tranches in November 2014, November 2015 and November 2016. The Company revised this plan in September 2014 and refers to this plan as its “2013 Plan.”

In November 2014, the Company awarded employees 141,792 share options and restricted share units to acquire 16,427 ordinary shares.  The underlying ordinary shares had a grant date fair value of $9.37.  The share options and restricted share units have an exercise price and conversion price of $0.125 per ordinary share.  The awards are subject to a specified performance condition and service period and they vest in tranches over one to three years.

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

Prior to its termination, the 2013 Plan was administered by the Company’s board of directors. Subject to the provisions of the 2013 Plan, the board of directors determined, in its discretion, the persons to whom, and the times at which, awards were granted, as well as the size, terms and conditions of each award, under the 2013 Plan.  All awards are evidenced by a written agreement between the Company and the holder of the award.  The board of directors has the authority to construe and interpret the terms of the 2013 Plan and awards granted under the 2013 Plan.

NEXVET BIOPHARMA PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements — Continued

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

2015 Equity Incentive Plan

In September 2014, the Company’s board of directors adopted, and in November 2014 the Company’s shareholders approved, the 2015 Equity Incentive Plan (“2015 Plan”).  The 2015 Plan was amended by the board of directors in January 2015 and became effective on the date immediately prior to the date of the prospectus for initial public offering.  The 2015 Plan is intended to provide incentives that will assist the Company to attract, retain, and motivate employees, including officers, consultants and directors.  The Company may provide these incentives through the grant of share options, restricted share units, performance shares and units and other cash-based or share-based awards.

A total of 1,280,000 of the Company’s ordinary shares were initially authorized and reserved for issuance under the 2015 Plan.  This reserve has or will automatically increase on July 1 of each year through 2024 by an amount equal to the lesser of:

•	Four percent of the number of the Company’s ordinary shares issued and outstanding on the immediately preceding June 30; and
•	An amount determined by the Company’s board of directors.

The ordinary shares available under the 2015 Plan will not be reduced by awards settled in cash, but will be reduced by ordinary shares withheld to satisfy tax withholding obligations with respect to ordinary share options (but not other types of awards).  The gross number of ordinary shares issued upon the exercise of options exercised by means of a net exercise or by tender of previously-owned ordinary shares will be deducted from the ordinary shares available under the 2015 Plan.  Notwithstanding the foregoing, and subject to adjustment as described below, the maximum aggregate number of ordinary shares that may be subject to issuance at any given time under the 2015 Plan in connection with outstanding awards shall not exceed a number equal to ten percent of the Company’s total issued and outstanding ordinary shares (calculated on a non-diluted basis).

Appropriate adjustments will be made in the number of authorized ordinary shares and other numerical limits in the 2015 Plan and in outstanding awards to prevent dilution or enlargement of participants’ rights in the event of a share split or other change in the Company’s capital structure.  Ordinary shares subject to awards which expire or are cancelled or forfeited will again become available for issuance under the 2015 Plan.

In May 2015, 360,000 share options and 20,280 restricted share units to acquire ordinary shares were awarded to employees and directors under the 2015 Plan with a grant date fair value of $5.93 and $6.99, respectively.  The share option and restricted share units have an exercise price of $15.00 and a conversion price of $0.125 per ordinary share, respectively.  Except for 2,280 restricted share units held by directors (which vest immediately), the awards vest in tranches over one to five years.

In June 2015, bonus share awards of an aggregate 42,691 ordinary shares were issued to employees subject to the payment of $0.125 per ordinary share.  The underlying ordinary share had a grant date fair value of $7.115 per ordinary share.

Share Awards to Consultants or Advisors for Services Provided

There were no share awards to consultants or advisors issued in fiscal year 2015.

In November 2013, the Company entered into an agreement with a financial advisor for the provision of certain financial services. Pursuant to the agreement, the financial advisor elected to receive payment of fees in ordinary shares. In November 2013, the Company issued 8,849 SIRPS Preference Shares at $5.18 per share to the financial advisor.

NEXVET BIOPHARMA PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements — Continued

In December 2012, the Company entered into an agreement with Robert Gearing under which the Company agreed to pay to him a commission for arranging certain research and development services.  The Company issued Mr. Gearing 6,250 ordinary shares in fiscal year 2013 and 4,424 ordinary shares in fiscal year 2014.  The ordinary shares had an aggregate value of $48,000 and the Company recognized share-based compensation expense of $26,000 and $22,000 in fiscal years 2013 and 2014, respectively.

Note 13. Valuation of Share Awards

The fair value of each share option is estimated on the date of grant using the binomial option-pricing model. The Company was a private company until February 2015 and lacked company-specific historical and implied volatility information. Therefore, it has estimated its expected share volatility based on the historical volatility of its publicly traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded share price. The expected term of the Company’s share options has been determined utilizing the “simplified” method as the Company has insufficient historical experience for share options overall, rendering existing historical experience irrelevant to expectations for current grants. The risk-free interest rate is determined by reference to the appropriate reserve bank yield in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The fair value of the underlying ordinary shares considered the price per share paid by investors in the Company’s private financings, including the Series B Preference Shares in May 2014.  The fair value of the share options was estimated using the following assumptions:

	Year Ended June 30,
	2015	2014
Fair value per ordinary share	$5.00-$15.00	$5.15
Risk free interest rate	1.7%	4.0%
Expected term (in years)	3-6 years	5-10 years
Expected volatility	80%	80%
Expected dividend yield	zero	zero

NEXVET BIOPHARMA PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements — Continued

Since completion of the Company’s initial public offering, the fair value of the underlying ordinary shares was based on the price quoted on NASDAQ Global Market at date of grant.

The following table summarizes share option activity for fiscal years 2014 and 2015:

	Shares Issuable Under Options		Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of July 1, 2013	264,386		$4.20	5	$708
Granted	215,799		0.125	4.75	1,115
Exercised	—		—	—	—
Ordinary shares no longer subject to limited recourse loans	(9,706)	(1)	4.20	5	(26)
Expired or forfeited	—		—	—	—
Outstanding as of June 30, 2014	470,479		$2.33	5	$1,797
Granted	663,661		$9.55	5	$2,355
Exercised	(96,540)		0.125	5	(501)
Ordinary shares no longer subject to limited recourse loans	(109,611)	(1)	4.20	5	(460)
Repurchased	(145,069)	(1)	6.35	5	(222)
Expired or forfeited	(6,289)		0.125	—	(45)
Outstanding as of June 30, 2015	776,631		$8.18	5	$2,924
Options vested and expected to vest, as of June 30, 2013	—		$—
Options vested and expected to vest, as of June 30, 2014	6,195		$0.125
Options vested and expected to vest, as of June 30, 2015	159,937		$5.77

(1)Reflects ordinary shares issued subject to limited recourse loans. See Note 12.

NEXVET BIOPHARMA PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements — Continued

In addition to the share options described above, the Company has granted restricted share units to its directors, employees and consultants. Restricted share units are valued at the fair value of the underlying ordinary shares as of the date of grant. The fair value of the ordinary shares issuable upon conversion of restricted share units considered the price per share paid by investors in the Company’s private financings, including the SIRPS Preference Shares in July 2013. The ordinary shares subject to the restricted share units are generally issued when they vest. The table below presents the Company’s restricted share unit activity for fiscal years 2015 and 2014:

	Number of Restricted Share Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of July 1, 2013	—	$—	—	$—
Granted	29,214	5.15	2.4	151
Converted	—	—	—	—
Forfeited	—	—	—	—
Outstanding as of June 30, 2014	29,214	$5.15	2.4	$151
Granted	57,947	7.83	2.1	453
Converted	(29,489)	5.85	—	(172)
Forfeited	—	—	—	—
Outstanding as of June 30, 2015	57,672	$7.48	2.1	$432
Converted and expected to convert, as of June 30, 2013	—	$—
Converted and expected to convert, as of June 30, 2014	—	$—
Converted and expected to convert, as of June 30, 2015	4,400	$9.19

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

The Company recorded share-based compensation expense related to share options and restricted share units for the fiscal years 2015, 2014 and 2013 as follows:

	Year Ended June 30,
	2015	2014	2013
	(in thousands)
Research and development	$756	$74	$298
General and administrative	1,325	224	412
Total	$2,081	$298	$710

The Company had an aggregate of $3.1 million and $0.9 million, respectively, of unrecognized share-based compensation expense for share options and restricted share units outstanding as of June 30, 2015 and 2014, which is expected to be recognized over an estimated period of 4.0 years and 2.3 years, respectively, for share options and restricted share units.

NEXVET BIOPHARMA PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements — Continued

Note 14. Commitments and Contingencies

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

Operating Lease

The Company entered into a lease for its office in Melbourne, Australia commencing December 2013 for a period of five years. As of June 30, 2015 and June 30, 2014 commitments totaled $0.4 million and $0.5 million, respectively.  Rent expense was $0.2 million, $0.1 million and $22,000 for fiscal years 2015, 2014 and 2013, respectively. Included in rent expense is a build-out incentive of $26,000, $11,000  and zero for fiscal years 2015, 2014 and 2013, respectively. A portion of the incentive paid by the landlord is to be repaid by the Company if the lease is early terminated, determined by the unexpired term of the lease over the original 60-month lease term. There are no escalation clauses in the lease agreement.

In connection with the development of animal biopharmaceuticals the Company has open contracts with suppliers for goods and services of $0.7 million and $1.7 million as of June 30, 2015 and 2014, respectively.

As of June 30, 2015 and 2014, future payments under these non-cancellable operating leases and non-cancellable purchase obligations were as follows:

	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
June 30, 2015	(in thousands)
Operating leases	$352	$109	$190	$53	$—
Purchase obligations	680	680	—	—	—
Total	$1,032	$789	$190	$53	$—

	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years

June 30, 2014	(in thousands)
Operating leases	$475	$97	$205	$173	$—
Purchase obligations	1,670	1,670	—	—	—
Total	$2,145	$1,767	$205	$173	$—

NEXVET BIOPHARMA PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements — Continued

Note 15. Income Taxes

There is no provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. The reported amount of income tax expense differs from the amount that would result from applying domestic federal statutory tax rates to pretax losses primarily because of changes in valuation allowance. In all periods presented, all revenue was earned in Australia.

A reconciliation of the statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended June 30,
	2015	2014	2013
	(in thousands)
Statutory income tax rate	$1,482	$1,988	$972
Adjustment for foreign tax rates	1,913	—	—
Non-assessable income	1,722	703	(415)
Non-deductible expenses	(3,669)	(1,687)	(281)
Change in deferred tax asset valuation allowance	(1,344)	(1,004)	(276)
Change in tax rates	(104)	—	—
Effective income tax rate	$—	$—	$—

Non-assessable income and non-deductible expenses represent the gross amounts assessed under the research and development incentive program.

Net deferred tax assets as of June 30, 2015 and 2014 consisted of the following:

	June 30,
	2015	2014
	(in thousands)
Deferred tax assets:
Net operation loss carryforward	$2,578	$1,234
Accrued expenses and deferred lease incentive	218	503
Exchange (gain)/loss	(591)	—
Net deferred tax assets	2,205	1,737
Valuation allowance	(2,205)	(1,737)
Net deferred tax assets, net of valuation allowance	$—	$—

As of June 30, 2015 and 2014, the Company had total deferred tax assets of $2.2 million and $1.7 million, respectively. Management has evaluated the factors bearing upon the reliability of its deferred tax assets, which consist principally of tax loss carry forwards for Australian income tax purposes of $7.2 million and $4.0 million, respectively. Management concluded that uncertainty of realizing any tax benefits as of June 30, 2015 and 2014, a full valuation allowance was necessary to offset its net deferred tax assets due to the Company’s lack of taxable income prospects for the foreseeable future.

While preparing its financial statements for the year ended June 30, 2015, management identified an adjustment to the tax disclosure in its previously issued annual financial statements for the years ended June 30, 2014 and 2013 and interim financial statements for the quarter ended September 30, 2014.  The Company did not properly present tax loss carry forward amounts and related total deferred tax assets and valuation allowance amounts in its Income Taxes footnote. The Company deemed the revision of the disclosure as not material to the June 30, 2014 and June 30, 2013 annual financial statements or September 30, 2014 interim financial statements.

NEXVET BIOPHARMA PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements — Continued

The Company has revised the June 30, 2014 amounts included in this filing, to properly report tax loss carry forwards, deferred tax assets, and the valuation allowance amounts and associated annual movement amounts for the fiscal year then ended.  The Company has also revised the June 30, 2013 amounts included in this filing, to properly report the valuation allowance amount and associated annual movement amount for the fiscal year then ended.  As a result of the revision, comparative deferred tax assets relating to tax loss carry forwards have been decreased by $2.9 million, $0.8 million and $4.5 million with a corresponding change in valuation allowance for the years ended June 30, 2014 and June 30, 2013 and quarter ended September 30, 2104, respectively. As disclosed in the notes to the financial statements, the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets.  Therefore, there are no changes to the amounts recorded in the balance sheets, statements of operations and comprehensive loss and statements of cash flows.

Utilization of tax loss carry forwards is subject to potential limitation as a consequence of the Australian loss recoupment rules and future ownership changes, future capital raisings or ongoing changes in the Company’s business. Given the change of ownership that occurred in September 2014 (see Note 1), the Australian tax authorities could argue that there has been a change in the Company’s underlying business in Australia, which may result in these tax losses never being recoverable. Should this occur, future Australian taxable profits would be taxed at the full corporate rate, which is currently 28.5% (30% in 2014). Depending on the actual amount of any limitation on the Company’s ability to use its tax loss carry forwards, a significant portion of its future taxable income could be taxable.

Changes in the valuation allowance for deferred tax assets during fiscal years 2015, 2014 and 2013 were as follows:

	June 30,
	2015	2014	2013
	(in thousands)
Valuation allowance as of beginning of year	$1,737	$479	$204
Increases recorded to income tax provision	468	1,258	275
Valuation allowance as of end of year	$2,205	$1,737	$479

The Company has not recorded any amounts for unrecognized tax benefits as of June 30, 2015 or 2014. The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s tax years are still open under statute from 2011 to the present. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision.

Note 16. Related Party Transaction

Dr. Paul Wood is a former director of the Company.  In May 2013, the Company entered into a consultancy agreement with Dr. Wood for consulting services. The Company recorded expense of $23,000, $23,000 and $8,000 in fiscal years 2015, 2014 and 2013, respectively, related to this agreement.

Peter Howard is a former director of the Company, In July 2011, the Company entered into a consultancy agreement with Mr. Howard for financial advisory services.  The Company recorded expense of $28,000 and $30,000 in fiscal years 2015 and 2014, respectively, related to this agreement.

Ridge Biotechnology Consulting, LLC is owned and operated by Dr. Robert Gearing, the brother of David Gearing, a co-founder of the Company and its Chief Scientific Officer. In October 2010, the Company entered into a consulting agreement with Ridge Biotechnology Consulting, LLC for the provision of services to the Company. The agreement was superseded by agreements entered into in April 2011 and April 2012, and a new consulting agreement with Ridge Biotechnology Consulting, LLC was entered into in January 2014. The Company recorded general and administrative expense of $0.2 million , $0.1 million and $51,000 in fiscal years 2015, 2014 and 2013, respectively, related to these agreements. As of June 30, 2015 and 2014, there was $13,000 and $19,000 payable to Ridge Biotechnology Consulting, LLC, respectively. Dr. Robert Gearing was also a party to a 2012 agreement with the Company pursuant to which the Company issued Dr. Gearing 4,4240 ordinary shares in fiscal year 2014 and 6,250 ordinary shares in fiscal year 2013, with an aggregate value of $48,000, for arranging certain research and development services.

NEXVET BIOPHARMA PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements — Continued

Dr. Andrew Gearing is a former director, a co-founder of the Company and a brother of David Gearing, a co-founder of the Company and its Chief Scientific Officer.  Dr. Andrew Gearing serves on the board of directors of Biocomm Square Pty Ltd. In August 2010 and August 2013, the Company entered into consulting agreements with Biocomm Square Pty Ltd for research and development support services.  These agreements were superseded by a new consulting agreement in December 2013, which was amended in April 2014. In addition, the Company entered into an agreement with Biocomm Square Pty Ltd in November 2011 for assistance in obtaining partnering arrangements with Japanese entities. The Company recorded research and development expense of $0.2 million, $0.2 million and $0.1 million in fiscal years 2015, 2014 and 2013, respectively, related to these agreements. As of June 30, 2015 and 2014, there was $17,000 and $23,000 payable to Biocomm Square Pty Ltd, respectively.

David Gearing, a co-founder of the Company and its Chief Scientific Officer, loaned the Company $0.2 million in May 2012, accruing interest at 15% per annum. In February 2013, the Company repaid the loan together with $21,000 in accrued interest.

Note 17. Subsequent Events

There were no material subsequent events occurring after June 30, 2015 requiring disclosure.

Note 18. Selected Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial information for the years ended June 30, 2015 and 2014. The results for any quarter are not necessarily indicative of future quarterly results and, accordingly, period to period comparisons should not be relied upon as an indication of future performance.

	For the Quarter Ended
	June 30,	March 31,	December 31,	September 30,
2015	(in thousands, except share and per share amounts)
Operating expenses	$(4,904)	$(5,109)	$(4,666)	$(5,357)
Net loss attributable to ordinary shareholders	$(4,479)	$(2,668)	$(2,413)	$(2,297)
Net loss per share attributable to ordinary shareholders—basic and diluted	$(0.39)	$(0.36)	$(2.01)	$(2.13)

2014
Operating expenses	$(3,878)	$(2,693)	$(1,664)	$(1,808)
Net loss attributable to ordinary shareholders	$(3,231)	$(1,470)	$(993)	$(1,016)
Net loss per share attributable to ordinary shareholders—basic and diluted	$(3.22)	$(1.47)	$(0.99)	$(1.02)

Exhibit Index

		Incorporated by Reference			Filed/Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Filing Date
3.1	Memorandum and Articles of Association.	S-1	333-201309	12/30/14
4.1	Form of Share Certificate.	S-1	333-201309	1/26/15
4.2	Form of Warrant to Purchase Ordinary Shares.	S-1	333-201309	12/30/14
10.1†	Master Collaboration, Supply and Distribution Agreement, dated November 24, 2014, by and between Nexvet Ireland Limited and Virbac S.A.	S-1	333-201309	12/30/14
10.2†	Specific Distribution Agreement for NV‑01 Product, dated November 24, 2014, by and between Nexvet Ireland Limited and Virbac S.A.	S-1	333-201309	12/30/14
10.3+	Employment Agreement, dated December 22, 2014, by and between the Registrant and Mark Heffernan, Ph.D.	S-1	333-201309	12/30/14
10.4+	Employment Agreement, dated December 22, 2014, by and between the Registrant and David Gearing, Ph.D.	S-1	333-201309	12/30/14
10.5+	Employment Agreement, dated December 22, 2014, by and between the Registrant and Damian Lismore.	S-1	333-201309	12/30/14
10.6+	2013 Long Term Incentive Plan.	S-1	333-201309	12/30/14
10.7+	2015 Equity Incentive Plan, as amended.				X
10.8	Form of Deed of Indemnity, Insurance and Access entered into or to be entered into by directors and officers.	S-1	333-201309	12/30/14
10.9	Registration Rights Agreement, dated January 22, 2015, by and between the Registrant and the parties listed on Schedule A thereto.	S-1	333-201309	1/26/15
10.10+	Employment Agreement, dated April 29, 2015, by and between the Registrant and Juergen Horn, Ph.D.				X
21.1	List of subsidiaries of the Registrant.	S-1	333-201309	12/30/14
23.1	Consent of PricewaterhouseCoopers, independent registered public accounting firm.				X
24.1	Power of Attorney (included in the signature page).				X
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a‑14(a)/15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a‑14(a)/15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

+	Indicates management compensation plan
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended
*

This certification is deemed not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.