Form 10-Q
period 2015-09-30
Nexvet Biopharma plc
filed 2015-11-05
CIK 1618561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of October 31, 2015, the registrant had approximately 11,457,921 ordinary shares, nominal value $0.125, outstanding.

NEXVET BIOPHARMA PUBLIC LIMITED COMPANY

SPECIAL NOTE REGARDING FORWARD LOOKING StatementS

This Quarterly Report on Form 10‑Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements consist of all statements other than statements of historical fact, including statements regarding our future results of operations and financial position, ability to reach a statistically significant endpoint at the primary assessment of the NV-01 pivotal safety and efficacy study, results of the current, new or any future NV-01 or NV-02 study, future expenditures relating to our lead product candidates, the time for completion of any of our studies, business strategy, prospective products, ability to obtain product approvals, research and development costs, timing and likelihood of success, plans and objectives of management for future operations, and future results of current and anticipated products.  These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  The words “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “plan,” “potential,” “predict,” “project,” “position,” “seek,” “should,” “target,” “will,” “would,” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors.

Factors that could cause actual results to differ materially from our expectations expressed in this report include those summarized under Risk Factors elsewhere in this report or included in our annual report on Form 10-K filed with the SEC on September 3, 2015.  Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements.  Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report.  Except as required by law, we do not intend, and undertake no obligation, to revise or update these forward-looking statements or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Unless otherwise stated or the context otherwise indicates, references to “we,” “us,” “our,” “Nexvet,” “Nexvet Biopharma plc” or the “Company” refer to Nexvet Biopharma public limited company and its consolidated subsidiaries.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed consolidated Balance Sheets
(unaudited)

(in thousands, except share and per share amounts)

	September 30, 2015	June 30, 2015
Assets
Current assets
Cash	$47,660	$52,033
Other income receivable	822	3,301
Prepaid expenses and other	1,249	607
Total current assets	49,731	55,941
Noncurrent assets
Prepaid expenses	159	163
Other income receivable	81	—
Total noncurrent assets	240	163
Property, plant and equipment, net	2,590	549
Intangible assets, net	15	19
Total assets	$52,576	$56,672
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$1,078	$658
Accrued expenses	2,637	2,352
Deferred grant income	73	—
Deferred lease incentive	21	23
Total current liabilities	3,809	3,033
Noncurrent liabilities
Deferred grant income	78	—
Deferred lease incentive	51	61
Total noncurrent liabilities	129	61
Total liabilities	$3,938	$3,094
Commitments and contingencies (Note 11)
Shareholders’ equity
Ordinary shares, $0.125 nominal value per share,100,000,000 shares authorized as of September 30, 2015 and June 30, 2015—11,457,921 and 11,406,916 shares issued and outstanding as of September 30, 2015 and June 30, 2015, respectively	$1,432	$1,426
Euro deferred shares, €100 nominal value per share, 400 shares authorized as of September 30, 2015 and June 30, 2015—400 shares issued and outstanding as of September 30, 2015 and June 30, 2015	13	13
Additional paid-in capital	80,730	80,275
Accumulated other comprehensive (loss)	(5,922)	(4,481)
Accumulated deficit	(27,615)	(23,655)
Total shareholders’ equity	48,638	53,578
Total liabilities and shareholders’ equity	$52,576	$56,672

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,
	2015	2014
Revenue
Other	$—	$25
Total revenue	—	25
Operating Expenses
Research and development	3,725	2,539
General and administrative	1,870	2,818
Total operating expenses	5,595	5,357
Loss from operations	(5,595)	(5,332)
Other Income (Expense)
Research and development incentive income	567	741
Government grant income	4	297
Exchange gain	1,027	1,984
Interest income	37	13
Net loss	$(3,960)	$(2,297)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.35)	$(2.13)
Weighted-average ordinary shares outstanding, basic and diluted	11,442,552	1,078,166
Comprehensive Loss
Net loss	$(3,960)	$(2,297)
Net loss in foreign currency translation adjustments	(1,441)	(2,141)
Total comprehensive loss	$(5,401)	$(4,438)

The accompanying notes are an integral part of these condensed consolidated financial statements.

condensed Consolidated Statements of Changes in Convertible Preference shares and Shareholders’ EQUITY (Deficit)

(unaudited)

(in thousands, except share and per share amounts)

	Convertible Preference Shares		Ordinary Shares		Ordinary Shares Subject to Limited Recourse Loans		Euro Deferred Shares		Convertible Preference Shares		Additional Paid-in Capital		Accumulated Other		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Other	Share Premium	Comprehensive (Loss)	Accumulated Deficit	Shareholders’ Equity
Balance as of July 1, 2014	5,937,138	$33,826	1,014,130	$126	254,680	$—	—	$—	—	$—	$937	$1,405	$373	$(11,798)	$(8,957)
Issuance of ordinary shares and Euro deferred shares	—	$—	2	$—	—	$—	400	$13	—	$—	$—	$—	$—	$—	$13
Ordinary shares no longer subject to limited recourse loan	—	—	109,611	14	(109,611)	—	—	—	—	—	—	(14)	—	—	—
Share repurchase	—	—	—	—	(145,069)	—	—	—	—	—	—	—	—	—	—
Issuance of share warrants	—	—	—	—	—	—	—	—	—	—	—	5,435	—	—	5,435
Issuance of ordinary shares— conversion of share-based compensation	—	—	126,410	16	—	—	—	—	—	—	(645)	642	—	—	13
Issuance of ordinary shares, net of issuance costs of $3,830	6		4,176,903	522	—	—	—	—	—	—	—	37,416	—	—	37,938
Adjustment for shares issued in connection with share consolidation	16	—	9	—	—	—	—	—	—	—	—	—	—	—	—
Reclassification into shareholders’ equity	(5,937,160)	(33,826)	—	—	—	—	—	—	5,937,160	33,826	—	—	—	—	33,826
Reclassification into ordinary shares	—	—	5,937,160	742	—	—	—	—	(5,937,160)	(33,826)	—	33,084	—	—	0
Share bonus award			42,691	6							(304)	304			6
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	2,081	—	—	—	2,081
Exchange difference on translation of foreign operations	—	—	—	—	—	—	—	—	—	—	(4)	(62)	(4,854)	—	(4,920)
Net loss	—	—	—	—	—	—	—	—	—	—		—	—	(11,857)	(11,857)
Balance as of June 30, 2015	—	$—	11,406,916	$1,426	—	$—	400	$13	—	$—	$2,065	$78,210	$(4,481)	$(23,655)	$53,578
Issuance of ordinary shares— conversion of share-based compensation	—	$—	51,005	$6	—	$—	—	$—	—	$—	$(441)	$441	$—	$—	$6
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	460	—	—	—	460
Exchange difference on translation of foreign operations	—	—	—	—	—	—	—	—	—	—	—	(5)	(1,441)	—	(1,446)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,960)	(3,960)
Balance as of September 30, 2015	—	$—	11,457,921	$1,432	—	$—	400	$13	—	$—	$2,084	$78,646	$(5,922)	$(27,615)	$48,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED ConsolidaTed Statements of Cash Flows

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities
Net loss	$(3,960)	$(2,297)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation expense	460	195
Depreciation and amortization expense	129	37
Changes in assets and liabilities:
Other income receivable	2,421	1,683
Prepaid expenses and other	(719)	(360)
Accounts payable, accrued expenses and lease incentive liability	696	(607)
Net cash used in operating activities	(973)	(1,349)
Cash Flows from Investing Activities
Purchase of property, plant and equipment	(2,029)	(185)
Net cash used in investing activities	(2,029)	(185)
Cash Flows from Financing Activities
Proceeds from issuance of ordinary shares	6	13
Net cash provided by financing activities	6	13
Effect of exchange rate changes on cash	(1,377)	(2,132)
Net increase in cash	(4,373)	(3,653)
Cash at beginning of period	52,033	30,041
Cash at end of period	$47,660	$26,388
Supplemental Disclosure
Issuance of share options for accrued consulting services	$—	$102

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to CONDENSED Consolidated Financial Statements

(unaudited)

1. Organization and Description of Business

Nexvet Biopharma public limited company and its subsidiaries (the “Company”) is a clinical stage biopharmaceutical company focused on transforming the therapeutic market for companion animals by developing and commercializing novel, species-specific biologics based on human biologics.  Biologics are therapeutic proteins derived from biological sources.  As a class, biologics have transformed human medicine in recent decades and represent some of the top-selling therapies on the market today.  The Company’s proprietary platform, which it refers to as “PETization,” is an algorithmic approach that enables the Company to rapidly create monoclonal antibodies (“mAbs”) a type of biologic, that are designed to be recognized as “self” or “native” by an animal’s immune system, a property referred to as “100% species-specificity.”  PETization is also designed to build upon the safety and efficacy data from clinically tested human therapies to create new therapies for companion animals, thereby reducing clinical risk and development cost.

Biologics generally include mAbs, which are targeted antibodies derived from identical, (“clonal”) cells and fusion proteins, which are proteins created by joining two or more genes coded for separate proteins. The Company’s first product candidate, NV‑01, is a mAb that targets and inhibits the function of nerve growth factor (“NGF”) for the control of pain associated with osteoarthritis in dogs.  NGF is a protein involved in neural signaling, including pain signals, and NGF inhibitors seek to interrupt those signals to reduce pain. The Company expects data from its NV‑01 pivotal safety and efficacy study and an additional pilot field safety and efficacy study by the end of 2015.  This latter study was initiated following receipt of a sample size reassessment of the pivotal safety and efficacy study in March 2015 and will assess various doses and dosing regimens of NV‑01.  This study is expected to provide valuable information that may assist the design of a future pivotal study.

The Company’s second product candidate, NV‑02, is a mAb that is an NGF inhibitor for the control of pain associated with osteoarthritis in cats.  The Company announced positive top-line results from a proof-of-concept efficacy study and its pilot safety study of NV‑02 in June 2015. In October 2015, the Company announced the commencement of a placebo-controlled, blinded, multi-site pilot field safety and efficacy study targeting enrollment of 90 cats with naturally occurring osteoarthritis.  The Company anticipates results from this pilot field study in the second quarter of 2016.  The Company’s third product candidate, NV‑08, is a fusion protein that is a tumor necrosis factor (“TNF”) inhibitor for the treatment of chronic inflammatory diseases, including atopic dermatitis, in dogs.  TNF is a protein that causes inflammation, and TNF inhibitors suppress this inflammation. If its proof-of-concept safety and efficacy studies for NV-08 are successful, the Company plans to progress this product into formal development. In addition, primarily using PETization, the Company is seeking to build a pipeline of programs in the area of pain, allergy, inflammation and immuno-oncology.

The Company has experienced losses since its inception and had an accumulated deficit of $27.6 million and $23.7 million as of September 30, 2015 and June 30, 2015, respectively.  For the foreseeable future, management expects the Company to continue to incur losses and negative cash flows, which will increase significantly from historical levels as the Company expands its development activities, seeks regulatory approvals for its lead product candidates and begins to commercialize any approved products.  To date, the Company has been funded primarily through sales of capital shares.  Management believes the Company’s cash of $47.7 million as of September 30, 2015 will be sufficient to fund its operations for at least the next 12 months.

The Company will require additional capital until such time as the Company can generate revenue in excess of operating expenses.  The Company may seek such funding through public or private equity or debt financing or other sources, such as corporate collaborations and licensing arrangements.  The Company may not be able to obtain financing on acceptable terms, or at all.  The sale of additional equity would result in additional dilution to the Company’s shareholders, and the terms of any financing may adversely affect the rights of the Company’s shareholders.  The incurrence of any debt financing could result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict the Company’s operations.  If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its research and development programs or commercialization efforts, which could adversely affect its business prospects.

In August 2014, Nexvet Australia Pty Ltd (“Nexvet Australia”) completed a one-for-four share consolidation pursuant to which each holder of ordinary shares and preference shares received one ordinary share or preference share for every four ordinary shares or preference shares as applicable, held by such holder.  The number of ordinary shares that may be acquired upon exercise of options or warrants or upon conversion of restricted share units was similarly reduced on a one-for-four basis, with a proportionate adjustment to the exercise or conversion price, as applicable.

In September 2014, Nexvet Biopharma Limited, a newly formed Irish private company, became the parent company of Nexvet Australia, formerly known as Nexvet Biopharma Pty Ltd, and its subsidiaries pursuant to a transaction in which all of the holders of securities of Nexvet Australia exchanged their holdings for equivalent securities, as applicable, of Nexvet Biopharma Limited.  Nexvet Biopharma Limited then re-registered as an Irish public limited company in September 2014 (such exchange and re-registration is referred to as the “Irish Reorganization”).  Nexvet Biopharma public limited company became the parent company of Nexvet Australia pursuant to the Irish Reorganization, and for financial reporting purposes the historical condensed consolidated financial statements of Nexvet Australia became the historical condensed consolidated financial statements of Nexvet Biopharma public limited and its subsidiaries as a continuation of the predecessor.  The capital structure presented is that of Nexvet Biopharma public limited company.

In November 2014, the Company completed a four-for-five share consolidation pursuant to which each holder of ordinary shares and preference shares received four ordinary shares or four preference shares for every five ordinary shares or five preference shares as applicable, held by such holder.  The number of ordinary shares that may be acquired upon exercise of options or warrants or upon conversion of restricted share units was similarly reduced on a four-for-five basis, with a proportionate adjustment to the exercise or conversion price, as applicable.

In February 2015, the Company closed its initial public offering of 4.0 million ordinary shares at a price to the public of $10.00 per share.  In March 2015, the underwriters partially exercised their over-allotment option and purchased an additional 0.2 million shares. Following the sales of these securities, the Company received aggregate gross proceeds of $41.8 million and aggregate net proceeds of $38.0 million, after deducting the underwriting discount of $2.9 million and offering expenses of $0.9 million payable by the Company.  Upon the initial closing, an amended Memorandum and Articles of Association became effective for the Company and all 5,937,160 convertible preference shares then outstanding were converted into 5,937,160 ordinary shares.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying interim condensed consolidated financial statements of the Company include the operations of all its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  Such operations include the Company, Nexvet Australia, NVIP Pty Limited, Nexvet Ireland Limited, Tevxen Limited, BioNua Limited, Nexvet UK Limited and Nexvet US, Inc.  All intercompany balances and transactions have been eliminated in consolidation.  The Company’s fiscal year ends on June 30, and references to any fiscal year are to the Company’s year ended June 30 in that year.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements and related disclosures as of September 30, 2015 and for the three months ended September 30, 2015 and 2014 are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2015 and the results of its operations and comprehensive loss and its cash flows for the three months ended September 30, 2015 and 2014. The financial data and other information disclosed in these notes related to the three months ended September 30, 2015 and 2014 are unaudited. The results for the three months ended September 30, 2015 and 2014 are not necessarily indicative of results to be expected for a full year, any other interim periods or any future year or period.

These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the year ended June 30, 2015 included in the Company’s annual report on Form 10-K filed with the SEC on September 3, 2015. The condensed consolidated balance sheet data as of June 30, 2015 was derived from audited consolidated financial statements.

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

Net Loss Per Share

Net loss per share information is determined using the two-class method, which includes the weighted-average number of ordinary shares outstanding during the period and other securities that participate in dividends (a participating security).  The Company’s convertible preference shares were participating securities as defined by Accounting Standards Codification (“ASC”) Topic 260-10, Earnings Per Share.  Net loss per share disclosures have been revised to give effect to the share consolidations that took place in the reporting period.

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

Cash

As of September 30, 2015 and June 30, 2015, the Company’s cash consisted of cash deposited in a business operating account or in short-term deposit accounts of less than 90 days’ original duration.

Concentration of Credit Risk and Other Risks and Uncertainties

The Company receives research and development incentive income and grants from two sources, the Australian government and the Irish government.

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

Other Income Receivable

Other income receivable is recorded at the invoiced amount where available. Government grant income is estimated based on achievement of milestones.

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

Foreign Currency

The Company’s functional currency is U.S dollars, and the functional currency for most subsidiaries is their local currency.  Foreign currency transactions are translated into the functional currency using the current exchange rate as of the date of the transaction.  At period end, monetary items denominated in a foreign currency are translated into the functional currency of the relevant entity using the period end spot rate.

In preparing the Company’s consolidated financial statements, the financial statements of the subsidiaries are translated at period-end exchange rates as to assets and liabilities and weighted-average rates as to revenue and expenses.  The resulting translation adjustments are recognized in other comprehensive income (loss) (“OCI”).

Income Taxes

The Company has historically filed income tax returns in Australia, the United States and Ireland.

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

Government Grant Income

Government grants are recognized at their fair value where there is reasonable assurance that the grant will be received and all attaching conditions will be complied with.  When the grant relates to an expense item, it is recognized as income over the periods necessary to match the grant on a systematic basis to the costs that it is intended to compensate.  Where the grant relates to an asset, the fair value is included in the balance sheet as deferred grant income and is released to income over the expected useful life in a consistent manner with the depreciation method for the relevant asset and subject to meeting other relevant conditions, and as other income receivable, which is reduced as cash is received.

Research and Development Expense

Research and development costs are expensed as incurred and consist primarily of (i) payroll and related expense for all employees engaged in scientific research and development functions, including wages, related benefits and share-based compensation, (ii) fees for regulatory, professional and other consultants and (iii) development costs, including costs of drug discovery, safety, proof-of-concept, pilot and pivotal safety and efficacy studies, development of biological materials and service providers.  The Company is currently pursuing its NV‑01, NV-02 and NV-08 lead product candidates and typically uses its employee and infrastructure resources across multiple development programs.  The Company allocates outsourced development costs by lead product candidates but does not allocate personnel or other internal costs related to development to specific product candidates.

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

The Company recognizes government grant income at the fair value of the grant when it is received and all substantive conditions have been satisfied.  When the grant relates to an expense item, it is recognized as income over the periods necessary to match the grant on a systematic basis to the costs that it is intended to compensate.  Where the grant relates to an asset, the fair value is included in the balance sheet as deferred grant income and is released to income over the expected useful life in a consistent manner with the depreciation method for the relevant asset and subject to meeting other relevant conditions, and as other income receivable, which is reduced as the cash is received.

Exchange gain (loss) consists primarily of gains or losses due to foreign exchange translation, primarily reflecting changes in Australian and U.S. foreign exchange rates.  Under U.S. GAAP, these gains (losses) relate to a translation of U.S. dollar-denominated bank accounts into Nexvet Australia’s Australian dollar functional currency and represent a non-cash item.

The Company earns interest on the cash balances held with financial institutions and recognizes interest when earned on an accrual basis over time.

Comprehensive Loss

Comprehensive loss is defined as the total change in shareholders’ equity during the period other than from transactions with shareholders, which for the Company includes net change in foreign currency translation adjustments.

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

The Company recognizes share-based compensation expense based on the grant date fair value of the entire award over the total period during which an employee is required to provide service in exchange for the award.   In accordance with ASC 718, the amount of compensation expense recognized at each balance date is at least equal to the grant date fair value of the vested portion of the award on that date.  Where performance conditions are attached to the awards, compensation expense is recognized in the period in which it becomes probable that the performance target will be achieved, net of estimated pre-vesting forfeitures over the requisite service period.  The probability of vesting is reassessed at each reporting period for awards with performance conditions and compensation expense is adjusted based on its probability assessment.

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

Total assets, property and equipment, net and total property and equipment additions by geography, reconciled to the consolidated amounts are:

	September 30,	June 30,
	2015	2015
United States	(in thousands)
Total assets	$36,611	$38,866
Property and equipment, net	7	4
Total property and equipment additions	3	4
International
Total assets	15,965	17,806
Property and equipment, net	2,583	545
Total property and equipment additions	2,232	290
Consolidated
Total assets	52,576	56,672
Property and equipment, net	2,590	549
Total property and equipment additions	2,235	294

Revenue, total operating expenses and net loss by geography, reconciled to the consolidated amounts are:

	Three Months Ended September 30,
	2015		2014
United States	(in thousands)
Revenue	$		$
Total operating expenses		958		73
Net loss		(958)		(73)
International
Revenue				25
Total operating expenses		4,637		5,284
Net loss		(3,002)		(2,224)
Consolidated
Revenue				25
Total operating expenses		5,595		5,357
Net loss		(3,960)		(2,297)

Recently Adopted Accounting Pronouncements

The Company has early adopted the provisions of Accounting Standards Update, (“ASU”), No. 2014-10, Elimination of Certain Financial Requirements, Including an Amendment to Variable Interest Entities Guidance Topic in Topic 810, Consolidation, starting in fiscal year 2014.  In June 2014, the FASB, issued guidance removing the definition of a development stage entity from the Master Glossary of the ASC, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.  This guidance also eliminates an exception provided to development stage entities in ASC Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of the investment equity that is at risk.  On adoption, the Company was not required to present or disclose any information required by ASC Topic 915, Development Stage Entities.

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

In July 2015, the FASB delayed the effective date of this guidance.  As a result, this guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  The Company is currently evaluating the impact that this guidance will have on the Company’s consolidated results of operations, financial position and cash flows.

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805) simplifying the accounting for measurement- period adjustments.  The guidance permits an acquirer to recognize adjustments to provisional purchase accounting amounts with a corresponding adjustment to goodwill in the reporting period in which the adjustments to the provisional amounts are determined.  The acquirer would adjust its financial statements as needed, including recognizing in current-period earnings the full effect of changes in depreciation, amortization or other income effects, by line item, if any as a result of the change to the provisional amounts calculated as it the accounting had been completed at the acquisition date.  The Company does not expect the adoption of this guidance to have a material impact on the Company’s condensed consolidated results of operations, financial position and cash flows.

3. Other Income Receivable

Other income receivable consisted of the following as of the dates indicated:

	September 30,	June 30,
	2015	2015
Current	(in thousands)
Research and development incentive receivable	$746	$3,242
Government grant receivable	75	—
Other	1	59
Other income receivable	$822	$3,301

Noncurrent
Government grant receivable	$81	$—
Other income receivable	$81	$—

4. Property Plant and Equipment

Property, plant and equipment, consisted of the following as of the dates indicated:

	Computer Equipment	Research and Development Equipment	Office Equipment	Plant and Equipment	Leasehold Improvements	Total
	(in thousands)
Opening balance July 1, 2014	$57	$214	$92	$—	$151	$514
Additions	$35	$258	$1	$—	$—	$294
Disposals	—	—	—	—	—	—
Depreciation	(25)	(86)	(12)	—	(29)	(152)
Exchange rate adjustment	(11)	(52)	(19)	—	(25)	(107)
Closing balance June 30, 2015	$56	$334	$62	$—	$97	$549
Additions	$5	$317	$67	$449	$1,397	$2,235
Disposals	—	—	—	—	—	—
Depreciation	(17)	(87)	(6)	(2)	(17)	(129)
Exchange rate adjustment	1	(32)	(6)	(5)	(23)	(65)
Closing balance September 30, 2015	$45	$532	$117	$442	$1,454	$2,590

In September, 2015 the Company acquired certain manufacturing assets as follows:

September 30, 2015
(in thousands)
Assets acquired
Leasehold improvements	$1,397
Plant & machinery	449
Office equipment (including furniture and fittings)	67
Laboratory equipment	64
Total assets acquired	$1,977
Consideration
Cash paid	$1,887
Retention amount withheld	90
Total consideration	$1,977

5. Accrued Expenses

Accrued expenses consisted of the following as of the dates indicated:

	September 30,	June 30,
	2015	2015
	(in thousands)
Accrued payroll and related expenses	$801	$1,027
Accrued professional fees	253	361
Accrued research and development costs	1,583	964
Accrued expenses	$2,637	$2,352

6. Ordinary Shares

As of September 30, 2015 and June 30, 2015, there were 11,457,921 and 11,406,916 ordinary shares outstanding, respectively.

7. Fair Value Measurement

Assets and liabilities carried at fair value on a recurring basis as of September 30 and June 30, 2015, including financial instruments, which the Company accounts for under the fair value option, are summarized in the following tables.

September 30, 2015	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
	(in thousands)
Assets
Cash	$47,660	$—	$—	$47,660

June 30, 2015	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets
Cash	$52,033	$—	$—	$52,033

There were no transfers between the levels within the reporting periods.

8. Net Loss Per Share and Pro Forma Net Loss Per Share

The calculation of net loss per participating securities (“EPS”) for the three months ended September 30, 2015 and 2014 is presented below.

	Three Months Ended September 30,
	2015	2014
	(in thousands, except share and per share amounts)
Net loss	$(3,960)	$(2,297)
Weighted-average ordinary shares issued and outstanding—basic and diluted	11,442,552	1,078,166
Net loss per ordinary share—basic and diluted	$(0.35)	$(2.13)

The following ordinary share equivalents were excluded from the calculation of diluted net loss per share for the periods ended on the dates indicated because including them would have an anti-dilutive effect:

	Three Months Ended September 30,
	2015	2014
	(number of shares)
Preference Shares	—	5,937,138
Share-based awards	1,150,632	225,904
Warrants	1,766,998	1,766,998
Total	2,917,630	7,930,040

Unaudited basic and diluted net loss per share is computed using the weighted-average number of ordinary shares outstanding after giving effect to the conversion of all convertible preference shares into ordinary shares as if such conversion had occurred at the beginning of the period presented, or the date of original issuance, if later.

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

Option Terms of Issue

The Company previously issued to its employees, consultants and directors under the Company’s Employee Share Option Plan (the “2012 Plan”) ordinary shares subject to an interest-free, limited recourse loan payable to the Company for the purchase price of the ordinary shares.  The 2012 Plan is no longer in use, and all of the limited recourse loans were either repaid in cash or satisfied by the repurchase by the Company of certain ordinary shares subject to such loan.  The Company issued to each former holder of such repurchased ordinary shares an option to purchase a number of ordinary shares equal to the number of ordinary shares repurchased with an exercise price of $6.35 per ordinary share and subject to the Option Terms of Issue.  The new options expire in February 2018, consistent with the original repayment date of the loan.

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

In November 2014, the Company awarded employees share options to purchase 141,792 ordinary shares and restricted share units to acquire 16,427 ordinary shares.  The underlying ordinary shares had a grant date fair value of $9.37.  The share options and restricted share units have an exercise price or conversion price, as applicable, of $0.125 per ordinary share.  The awards are subject to a specified performance condition and service period and they vest in tranches over one to three years.

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

Prior to its termination, the 2013 Plan was administered by the Company’s board of directors. Subject to the provisions of the 2013 Plan, the board of directors determined, in its discretion, the persons to whom, and the times at which, awards were granted, as well as the size, terms and conditions of each award, under the 2013 Plan.  All awards are evidenced by a written agreement between the Company and the holder of the award.  The compensation committee has the authority to construe and interpret the terms of the 2013 Plan and awards granted under the 2013 Plan.

In the event of a change of control as described in the 2013 Plan, the acquiring or successor entity may assume or continue all or any awards outstanding under the 2013 Plan or substitute substantially equivalent awards.  Any awards which are not assumed or continued in connection with a change of control or are not exercised or settled prior to the change of control will terminate effective as of the time of the change of control.  The compensation committee may provide for the acceleration of vesting of any or all outstanding awards upon such terms and to such extent as it determines, except that the vesting of all awards held by members of the board of directors who are not employees will automatically be accelerated in full.  The compensation committee, in its discretion and without the consent of any participant, may also cancel each or any outstanding award denominated in ordinary shares upon a change of control in exchange for a payment to the participant with respect to each share subject to the cancelled award of an amount equal to the excess of the consideration to be paid per ordinary share in the change of control transaction over the exercise price per ordinary share, if any, under the award.

2015 Equity Incentive Plan

In September 2014, the Company’s board of directors adopted, and in November 2014 the Company’s shareholders approved, the 2015 Equity Incentive Plan (“2015 Plan”).  The 2015 Plan was amended by the board of directors in January 2015, became effective on the date immediately prior to the date of the prospectus for initial public offering and was further amended by the compensation committee in September 2015.  The 2015 Plan is intended to provide incentives that will assist the Company to attract, retain and motivate employees, including officers, consultants and directors.  The Company may provide these incentives through the grant of share options, restricted share units, performance shares and units and other cash-based or share-based awards.

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

In May 2015, the Company awarded employees and directors share options to purchase 360,000 ordinary shares and restricted share units to acquire 20,280 ordinary shares with a grant date fair value of $5.93 and $6.99 per share, respectively.  The share option and restricted share units have an exercise price of $15.00 and a conversion price of $0.125 per ordinary share, respectively.  Except for restricted share units to acquire 2,280 ordinary shares held by directors (which vest immediately), the awards vest in tranches over one to five years.

In June 2015, the Company awarded employees bonus share awards of an aggregate 42,691 ordinary shares were issued to employees subject to the payment of $0.125 per ordinary share.  The underlying ordinary shares had a grant date fair value of $7.12 per ordinary share.

In August 2015, the Company awarded employees share options to purchase 60,000 ordinary shares and restricted share units to acquire 8,500 ordinary shares with a grant date fair value of $2.71 and $4.97 per share, respectively.  The share option and restricted share units have an exercise price of $5.10 and a conversion price of $0.125 per ordinary share, respectively.  The awards vest in tranches over one to five years.

In September 2015, the Company awarded employees and directors restricted share units to acquire 298,833 ordinary shares with a grant date fair value of $4.26-$4.27.  The restricted share units have a conversion price of $0.125 per ordinary share. The restricted shares units granted to employees vest annually over four years commencing on July 1, 2016.  The restricted share units granted to directors vest on July 1, 2016.

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

	Three Months Ended	Year Ended
	September 30, 2015	June 30, 2015
Fair value per ordinary share	$2.71-$4.97	$5.00-$9.37
Risk free interest rate	1.7%	1.7%
Expected term (in years)	4-5 years	3-6 years
Expected volatility	75%	80%
Forfeiture rate	7.5%	zero
Expected dividend yield	zero	zero

Since completion of the Company’s initial public offering, the fair value of the underlying ordinary shares has been based on the price per share quoted on the NASDAQ Global Market at the date of grant.

The following table summarizes share option activity for fiscal year 2015 and the three months ended September 30, 2015:

	Shares Issuable Under Options		Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)
Outstanding as of July 1, 2014	470,479		$2.33	5
Granted	663,661		9.55	5
Exercised	(96,540)		0.125	5
Ordinary shares no longer subject to limited recourse loans	(109,611)	(1)	4.20	5
Repurchased	(145,069)		6.35	5
Expired or forfeited	(6,289)		0.125	—
Outstanding as of June 30, 2015	776,631		$8.18	5
Granted	60,000		$5.10	5
Exercised	(40,954)		0.125	—
Repurchased	—		—	—
Expired or forfeited	—		—	—
Outstanding as of September 30, 2015	795,677		$8.37	5

Options vested and expected to vest, as of June 30, 2015	159,937		$5.77
Options vested and expected to vest, as of September 30, 2015	299,412		$9.65

(1) Reflects ordinary shares issued subject to limited recourse loans.

In addition to the share options described above, the Company has granted restricted share units to its directors, employees and consultants. Restricted share units are valued at the fair value of the underlying ordinary shares as of the date of grant. The fair value of the ordinary shares issuable upon conversion of restricted share units considered the price per share paid by investors in the Company’s private financings, including the Series A investment preference shares in July 2013. The ordinary shares subject to the restricted share units are generally issued when they vest.  The table below presents the Company’s restricted share unit activity for fiscal year 2015 and the three months ended September 30, 2015:

	Number of Restricted Share Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)
Outstanding as of July 1, 2014	29,214	$5.15	2.4
Granted	57,947	7.83	2.1
Converted	(29,489)	5.85	—
Forfeited	—	—	—
Outstanding as of June 30, 2015	57,672	$7.48	2.1
Granted	307,334	$4.28	4.0
Converted	(10,051)	8.73	—
Forfeited	—	—	—
Outstanding as of September 30, 2015	354,955	$4.68	4.0

Converted and expected to convert, as of June 30, 2015	4,400	$9.19
Converted and expected to convert, as of September 30, 2015	—	$—

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

The Company recorded share-based compensation expense related to share options and restricted share units for the three months ended September 30, 2015 and 2014 as follows:

	Three Months Ended September 30,
	2015	2014
	(in thousands)
Research and development	$209	$42
General and administrative	251	153
Total	$460	$195

The Company had an aggregate of $4.2 million and $3.1 million, respectively, of unrecognized share-based compensation expense for share options and restricted share units outstanding as of September 30, 2015 and June 30, 2015, which is expected to be recognized over an estimated period of 4.0 years and 4.0 years, respectively, for share options and restricted share units.

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

Operating Lease

The Company entered into a lease for its office in Melbourne, Australia commencing December 2013 for a period of five years. As of September 30, 2015 and June 30, 2015 commitments totaled $0.6 million and $0.4 million, respectively.  Rent expense was $37,000 and $0.2 million for the three months ended September 30, 2015 and fiscal year 2015, respectively. Included in rent expense is a build-out incentive of $5,000 and $26,000 for the three months ended September 30, 2015 and fiscal year 2015, respectively. A portion of the incentive paid by the landlord is to be repaid by the Company if the lease is terminated early, determined by the unexpired term of the lease over the original 60-month lease term. There are no escalation clauses in the lease agreement.

The Company entered into a lease for a facility in Tullamore, Ireland commencing September 2015 for a period of 10 years, with an option to purchase the building. As of September 30, 2015, commitments totaled $0.9 million.

In connection with the development of biologics, the Company had open contracts with suppliers for goods and services of $1.9 million and $0.7 million as of September 30, 2015 and June 30, 2015, respectively.

 As of September 30, 2015 and June 30, 2015, future payments under these non-cancellable operating leases and non-cancellable purchase obligations were as follows:

	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
September 30, 2015	(in thousands)
Operating leases	$1,514	$209	$405	$270	$630
Purchase obligations	1,858	1,858	—	—	—
Total	$3,372	$2,067	$405	$270	$630

	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
June 30, 2015	(in thousands)
Operating leases	$352	$109	$190	$53	$—
Purchase obligations	680	680	—	—	—
Total	$1,032	$789	$190	$53	$—

12. Related Party Transaction

Ridge Biotechnology Consulting, LLC is owned and operated by Dr. Robert Gearing, the brother of David Gearing, a co-founder of the Company and its Chief Scientific Officer. In October 2010, the Company entered into a consulting agreement with Ridge Biotechnology Consulting, LLC for the provision of services to the Company. The agreement was superseded by agreements entered into in April 2011 and April 2012, and a new consulting agreement with Ridge Biotechnology Consulting, LLC was entered into in January 2014. The Company recorded general and administrative expense of $39,000 and $52,000 for the three months ended September 30, 2015 and 2014, respectively, related to these agreements. As of September 30, 2015 and June 30, 2015, there was $13,000 and $13,000 payable to Ridge Biotechnology Consulting, LLC, respectively.

Dr. Andrew Gearing is a former director, a co-founder of the Company and a brother of David Gearing, a co-founder of the Company and its Chief Scientific Officer.  Dr. Andrew Gearing serves on the board of directors of Biocomm Square Pty Ltd. In August 2010 and August 2013, the Company entered into consulting agreements with Biocomm Square Pty Ltd for research and development support services.  These agreements were superseded by a new consulting agreement in December 2013, which was amended in April 2014 and in August 2015. In addition, the Company entered into an agreement with Biocomm Square Pty Ltd in November 2011 for assistance in obtaining partnering arrangements with Japanese entities.  This agreement was terminated in August 2015. The Company recorded research and development expense of $77,000 and $39,000 for the three months ended September 30, 2015 and 2014, respectively, related to these agreements. As of September 30, 2015 and June 30, 2015, there was $12,000 and 17,000 payable to Biocomm Square Pty Ltd, respectively.

13. Subsequent Events

In October 2015, Nexvet initiated a pilot field study of NV-02 for feline osteoarthritis pain.  The study will be a placebo-controlled, blinded, pilot field safety and efficacy study targeting enrollment of 90 cats with naturally occurring osteoarthritis. The study will take place across 15 sites in the United States, with each site equally distributing participants across a placebo group and NV-02 dosage groups. The cats will be assessed using a variety of methods for evaluating pain and mobility. The key outcomes for determining success will be a comparison between NV-02 dosage groups and a placebo group, over a period of 2 months. Nexvet expects data from the study will be available in the second quarter of 2016.

Apart from the above, there were no material subsequent events occurring after September 30, 2015 requiring disclosure.

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

Overview

We are a clinical-stage biopharmaceutical company focused on transforming the therapeutic market for companion animals by developing and commercializing novel, species-specific biologics based on human biologics. Biologics are therapeutic proteins derived from biological sources. As a class, biologics have transformed human medicine in recent decades and represent some of the top-selling therapies on the market today. Our proprietary platform, which we refer to as “PETization,” is an algorithmic approach that enables us to rapidly create monoclonal antibodies, a type of biologic, that are designed to be recognized as “self” or “native” by an animal’s immune system, a property we refer to as “100% species-specificity.” PETization is also designed to build upon the safety and efficacy data from clinically tested human therapies to create new therapies for companion animals, thereby reducing clinical risk and development cost.

Biologics generally include monoclonal antibodies, or mAbs, which are targeted antibodies derived from identical, or clonal cells, and fusion proteins, which are proteins created by joining two or more genes coded for separate proteins.  Through PETization and other discovery research, we have developed three lead product candidates.  Our first product candidate, NV‑01, is a mAb that targets and inhibits the function of nerve growth factor, or NGF, for the control of pain associated with osteoarthritis in dogs. NGF is a protein involved in neural signaling, including pain signals, and NGF inhibitors seek to interrupt those signals to reduce pain.  We expect data from our NV‑01 pivotal safety and efficacy study and an additional pilot field safety and efficacy study by the end of 2015.  This latter study was initiated following receipt of a sample size reassessment of the pivotal safety and efficacy study in March 2015 and will assess various doses and dosing regimens of NV‑01.  This study is expected to provide valuable information that may assist the design of a future pivotal study.

Our second product candidate, NV‑02, is a mAb that is an NGF inhibitor for the control of pain associated with osteoarthritis, in cats. We announced positive top-line results from our proof-of-concept efficacy study and our pilot safety study of NV‑02 in June 2015. In October 2015, we announced that commencement of a placebo-controlled, blinded, multi-site pilot field safety and efficacy study targeting enrolment of 90 cats with naturally occurring osteoarthritis. We anticipate results from this pilot field study in the second quarter of 2016. Our third product candidate, NV‑08, is a fusion protein that is a tumor necrosis factor, or TNF, inhibitor for the treatment of chronic inflammatory diseases, including atopic dermatitis, in dogs.  TNF is a protein that causes inflammation and TNF inhibitors suppress this inflammation.  If our proof-of-concept safety and efficacy studies for NV‑08 are successful, we plan to progress this product candidate into formal development. In addition, primarily using PETization, we are seeking to build a pipeline of programs in the area of pain, allergy, inflammation and immuno-oncology.

We have incurred losses since our inception and have an accumulated deficit of $27.6 million and $23.7 million as of September 30, 2015 and June 30, 2015, respectively. For the foreseeable future, we expect to continue to incur losses and negative cash flows, which will increase significantly from historical levels as we expand our development activities, seek regulatory approvals for our lead product candidates and begin to commercialize any approved products.  To date, we have been funded primarily through sales of capital shares.  Management believes our cash of $47.7 million as of September 30, 2015 will be sufficient to fund our operations for at least the next 12 months.

We will require additional capital until such time as we can generate revenue in excess of operating expenses. We may seek such funding through public or private equity or debt financing or other sources, such as corporate collaborations and licensing arrangements. We may not be able to obtain financing on acceptable terms, or at all. The sale of additional equity would result in additional dilution to our shareholders, and the terms of any financing may adversely affect the rights of our shareholders. The incurrence of any debt financing could result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate our research and development programs or commercialization efforts, which could adversely affect our business prospects.

In February 2015, we closed our initial public offering of 4.0 million ordinary shares at a price to the public of $10.00 per share. In March 2015, the underwriters partially exercised their over-allotment option and purchased an additional 0.2 million shares. Following the sales of these securities, we received aggregate gross proceeds of $41.8 million and net proceeds of $38.0 million, after deducting the underwriting discount of $2.9 million and offering expenses of $0.9 million payable by us. Upon the initial closing, all preference shares were converted into ordinary shares. Our ordinary shares are listed on the Nasdaq Global Market under the symbol “NVET.”

In March 2015, we received the results of a sample size reassessment for our NV‑01 pivotal safety and efficacy study. The results indicated that, in order to have a high probability of a statistically significant endpoint at the day 28 primary assessment, it would be necessary to increase the current size of the study. The results also indicated that placebo was not superior to NV‑01 with regard to treatment success and that it was not necessary to increase the number of NV‑01 treated dogs to potentially over 1,000 participants.  We assessed the impact of time, cost and related logistical issues regarding the feasibility of substantially increasing the number of dogs in the current study, or initiating additional studies.  In April 2015, we concluded that we should continue the current study to completion without a change in study size, while also commencing a new placebo-controlled multi-site pilot field safety and efficacy study to assess various doses and dosing regimens of NV‑01.  This latter study is expected to enroll approximately 150 dogs, to cost approximately $1.0 million, to provide data in the fourth quarter of 2015 and to provide valuable information that may assist the design of a future pivotal study.

In September 2015, we secured a biologics manufacturing facility in Tullamore, Ireland. We paid $2.0 million to secure the manufacturing assets within the facility and have entered into a 10‑year lease on the facility, with an option to purchase the building.

Share Consolidations and Irish Reorganization

In August 2014, Nexvet Australia Pty Ltd, or Nexvet Australia, completed a one-for-four share consolidation pursuant to which each holder of ordinary shares and preference shares received one ordinary share or preference share for every four ordinary shares or preference shares, as applicable, held by such holder.  The number of ordinary shares that may be acquired upon exercise of options or warrants or upon conversion of restricted share units was similarly reduced on a one-for-four basis, with a proportionate adjustment to the exercise or conversion price, as applicable.

In September 2014, Nexvet Biopharma Limited, a newly formed Irish private company, became the parent company of  Nexvet Australia and its subsidiaries pursuant to a transaction in which all of the holders of securities of Nexvet Australia exchanged their holdings for equivalent securities of Nexvet Biopharma Limited. We refer to this transaction as the “Irish Exchange.”   Nexvet Biopharma Limited then re-registered as an Irish public limited company in September 2014.  We refer to this re-registration and the Irish Exchange collectively as the “Irish Reorganization.” Nexvet Biopharma plc became the parent company of Nexvet Australia pursuant to the Irish Reorganization, and for financial reporting purposes the historical condensed consolidated financial statements of Nexvet Australia became the historical condensed consolidated financial statements of Nexvet Biopharma plc and its subsidiaries as a continuation of the predecessor.

In November 2014, we completed a four-for-five share consolidation pursuant to which each holder of ordinary shares and preference shares received four ordinary shares or four preference shares for every five ordinary shares or five preference shares, as applicable, held by such holder.  The number of ordinary shares that may be acquired upon exercise of options or warrants or upon conversion of restricted share units was similarly reduced on a four-for-five basis, with a proportionate adjustment to the exercise or conversion price, as applicable.

Basis of Presentation

Operating Expenses

The majority of our operating expenses have been research and development activities related to our lead product candidates and general and administrative costs associated with our business.

Research and Development Expense

Research and development costs are expensed as incurred and consist primarily of (i) payroll and related expense for all employees engaged in scientific research and development functions, including wages, related benefits and share-based compensation, (ii) fees for regulatory, professional and other consultants and (iii) development costs, including costs of drug discovery, safety, proof-of-concept studies and pivotal safety and efficacy studies, development of biological materials, and service providers. We are currently pursuing our NV–01, NV–02 and NV–08 lead product candidates and typically use our employee and infrastructure resources across multiple development programs.  We allocate outsourced development costs by lead product candidate for billing and research and development incentive income purposes, but we do not allocate personnel or other internal costs related to development to specific product candidates.

We expect research and development expense to increase significantly for the foreseeable future as we continue to increase our headcount, commence and conduct pilot and pivotal safety and efficacy studies and further develop our lead product candidates. We expect research and development costs associated with NV‑01 to be approximately $14.0 million in total.  This includes $1.0 million for a pilot field safety and efficacy study, $4.0 million for the cost of pivotal safety and efficacy studies plus an additional $9.0 million for chemistry, manufacturing and controls studies, stability studies and regulatory compliance and other miscellaneous costs.  Our development of NV‑02 and NV‑08 is not as advanced as our development of NV‑01.  However, assuming development costs similar to those anticipated for NV‑01, we estimate research and development expense for the development of each of NV‑02 and NV‑08 to be approximately $13.0 to $15.0 million.

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

General and Administrative Expense

General and administrative expense consists primarily of non-research and development related payroll and related expense for employees, consultants and directors, including wages, related benefits and share-based compensation.  General and administrative expense also includes professional and consulting fees for legal, accounting, tax services and other general business services, as well other expenses such as travel, rent and facilities costs.  We expect general and administrative expense to increase significantly as we operate as a public company, continue to build our corporate infrastructure globally and prepare to commercialize and market our products.

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

Government Grant Income

We recognize government grant income at the fair value of the grant when it is received and all substantive conditions have been satisfied.  When the grant relates to an expense item, it is recognized as income over the periods necessary to match the grant on a systematic basis to the costs that it is intended to compensate.  Where the grant relates to an asset, the fair value is included in the balance sheet as deferred grant income and is released to income over the expected useful life in a consistent manner with the depreciation method for the relevant asset, and as other income receivable which is reduced as cash is received.

Exchange Gain

Exchange gain consists primarily of gains due to foreign exchange translation, primarily reflecting changes in Australian and U.S. foreign exchange rates. Under accounting principles generally accepted in the United States, or U.S. GAAP, these items relate to a translation of U.S. dollar-denominated bank accounts into Nexvet Australia’s Australian dollar functional currency and represent a non-cash item.

Interest Income

We earn interest on the cash balances held with financial institutions and recognize interest when earned on an accrual basis over time.

Results of Operations

Results of operations for the three months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,
	2015	2014
	(in thousands)
Revenue
Other	$—	$25
Total revenue	—	25
Operating expenses
Research and development	3,725	2,539
General and administrative	1,870	2,818
Total operating expenses	5,595	5,357
Loss from operations	(5,595)	(5,332)
Other income and expense
Research and development incentive income	567	741
Government grant income	4	297
Exchange gain	1,027	1,984
Interest income	37	13
Net loss	$(3,960)	$(2,297)

Foreign Currency

Our functional currency is U.S. dollars, and the functional currency for most subsidiaries is their local currency.  Foreign currency transactions are translated into the functional currency using the current exchange rate as of the date of the transaction.  At year end, monetary items denominated in a foreign currency are translated into the functional currency of the relevant entity using the year end spot rate.  The exchange gain of $1.0 million and $2.0 million, respectively, in the three months ended September 30, 2015 and 2014 respectively, primarily relate to the translation of Nexvet Australia’s U.S. dollar-denominated bank accounts to its Australian dollar functional currency.

In preparing our consolidated financial statements, the financial statements of the subsidiaries are translated at year-end exchange rates for assets and liabilities and at weighted-average rates for revenue and expenses.  The resulting translation adjustments are recognized in other comprehensive income (loss), or OCI.  The non-cash translation adjustment in accumulated OCI was a loss of $1.4 million and $2.1 million for the three months ended September 30, 2015 and 2014, respectively.  These adjustments primarily relate to the translation of U.S. dollar-denominated bank accounts within Nexvet Australia’s balance sheet to the U.S. dollar presentation currency of the consolidated balance sheet.

Although the two foreign exchange-related items both relate to our U.S. dollar-denominated bank accounts, which in substance offset each other, under U.S. GAAP, there is no offset of these two items within the condensed consolidated statements of operations and comprehensive loss.  Accordingly, in addition to U.S. GAAP measures, management uses net loss excluding exchange gain, which is a non-GAAP financial measure, to evaluate the business as management believes that it is a better reflection of the underlying business performance.

Net loss excluding exchange gain for the three months ended September 30, 2015 and 2014, and a reconciliation to net loss, is presented below:

	Three Months Ended September 30,
	2015	2014
	(in thousands)
Net loss as reported	$(3,960)	$(2,297)
Exchange gain	1,027	1,984
Net loss excluding exchange gain	$(4,987)	$(4,281)

Comparison of Three Months Ended September 30, 2015 to Three Months Ended September 30, 2014

Research and Development Expense

Research and development expense for the three months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,
	2015	2014
	(in thousands)
Payroll and related	$1,067	$464
Consulting	90	96
Development costs	2,568	1,979
Total	$3,725	$2,539

Research and development expense increased $1.2 million, or 47%, from $2.5 million in the three months ended September 30, 2014 to $3.7 million in the three months ended September 30, 2015.  The increase was primarily attributable to a $0.6 million increase in payroll and related costs and $0.6 million increase in development costs.  The increase in payroll and related costs was mainly due to expanding our research and development team, including a $0.2 million increase in share-based payment expense.  The increase in development costs was mainly attributable to advancing the development of our lead product candidates, including NV‑01’s pilot and pivotal safety and efficacy studies and NV‑02’s pilot field study.

In the three months ended September 30, 2015 and 2014, outsourced development costs were $1.3 million and $0.8 million, respectively, for NV‑01, $0.8 million and $0.9 million, respectively, for NV‑02, $21,000 and $0.1 million, respectively, for NV‑08 and $0.5 million and $0.2 million, respectively, for general research.

General and Administrative Expense

General and administrative expense for the three months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,
	2015	2014
	(in thousands)
Payroll and related	$1,011	$759
Consulting and legal fees	437	1,536
Other costs	422	523
Total	$1,870	$2,818

Our general and administrative expense decreased $0.9 million, or 34%, from $2.8 million in the three months ended September 30, 2014 to $1.9 million in the three months ended September 30, 2015.  The decrease was primarily attributable to a $1.1 million reduction in consulting and legal costs offset by a $0.2 million increase in payroll and related costs.  The increase in payroll and related costs was mainly due to expanding our general and administrative team.  Consulting and legal fees decreased $1.1 million, due to costs associated with preparation for our initial public offering of $0.6 million and Irish reorganization costs of $0.4 million in the three months ended September 30, 2014.  Other costs decreased by $0.1 million, mainly due to less travel costs.

Research and Development Incentive Income

Research and development incentive income decreased by $0.1 million, or 14%, from $0.7 million in the three months ended September 30, 2014 to $0.6 million in the three months ended September 30, 2015, primarily due to a decrease in qualifying expenditures as programs progress from the research phase into the clinical phase.

We held an allowance of $0.1 million at June 30, 2015 due to official notification that a reduced rate would be applied to our research and development incentive income claim.  We have released this allowance to our income in the three months ended September 30, 2015, given the cash for the full amount of our claim has now been paid to us.

Government Grant Income

In the three months ended September 30, 2015 and 2014, we recognized $4,000 and $0.3 million, respectively, in income from government grants.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception.  As of September 30, 2015, we had an accumulated deficit of $27.6 million. From our inception, we raised aggregate gross proceeds of $41.4 million from the sale of preference shares, ordinary shares, convertible notes and warrants. In February and March 2015, we raised a further aggregate gross proceeds of $41.8 million and aggregate net proceeds of $38.0 million, after deducting the underwriting discount of $2.9 million and offering expenses of $0.9 million payable by us, from the sale of ordinary shares in our initial public offering.  We believe our cash balance of $47.7 million as of September 30, 2015 will be sufficient to fund our anticipated level of operations for at least the next 12 months.  For the foreseeable future, we expect to continue to incur losses, which will increase from historical levels as we expand our product development activities, seek regulatory approvals for our lead product candidates and begin commercialization activities in anticipation of regulatory approval.

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

Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of researching and developing our current or future product candidates, including conducting proof-of-concept and pilot and pivotal safety and efficacy studies;
•	the timing of, and the costs involved in, obtaining regulatory approvals for any of our current or future product candidates;
•	the number and characteristics of the product candidates we pursue;
•	whether we acquire or license any other companies, assets, intellectual property or technologies in the future;
•	the cost of commercialization activities such as, marketing, sales and distribution costs, including if any of our current or future product candidates are approved for sale;
•	the cost of manufacturing our current and future product candidates and any approved products we successfully commercialize;
•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;
•	the expenses needed to attract and retain skilled personnel;
•	the costs associated with being a public company; and
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, if any arise, including litigation costs and the outcome of such litigation.

Cash Flows

The following table shows a summary of our cash flows for the periods set forth below:

	Three Months Ended September 30,
	2015	2014
	(in thousands)
Net cash used in operating activities	$(973)	$(1,349)
Net cash used in investing activities	(2,029)	(185)
Net cash provided by financing activities	6	13

Net Cash Used in Operating Activities

For the three months ended September 30, 2015, net cash used in operating activities was $1.0 million.  Net cash used in operating activities was primarily attributable to our net loss of $4.0 million offset by non-cash share-based compensation expense of $0.5 million and non-cash depreciation and amortization of $0.1 million and by changes in our operating assets and liabilities of $2.4 million.

For the three months ended September 30, 2014, net cash used in operating activities was $1.3 million.  Net cash used in operating activities was primarily attributable to our net loss of $2.3 million offset by non-cash share-based compensation expense of $0.2 million and by changes in our operating assets and liabilities of $0.8 million.

Net Cash Used in Investing Activities

For the three months ended September 30, 2015, net cash used in investing activities was $2.0 million, which was attributable to purchases of property, plant and equipment.

For the three months ended September 30, 2014, net cash used in investing activities was $0.2 million, which was attributable to purchases of property, plant and equipment.

Net Cash Provided by Financing Activities

For the three months ended September 30, 2015, net cash provided by financing activities was $6,000, which was attributable to gross proceeds from the exercise or conversion of share awards issued to employees and directors.

For the three months ended September 30, 2014, net cash provided by financing activities was $13,000, which was attributable to gross proceeds from the sale of our preference shares.

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

Research and Development Accruals

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate accrued research and development expenses.  Examples of estimated accrued expenses include fees paid to vendors and clinical sites in connection with our safety and efficacy studies, to contract research organizations in connection with our proof-of-concept, safety and efficacy studies and to contract manufacturers in connection with the production of our product candidates and formulated biologics.

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

Determining the fair value of share-based awards at the grant date requires judgment, and our estimates of the fair value of our ordinary shares are complex and subjective.  Following the completion of our initial public offering, the fair value of our ordinary shares is based on the closing price of our ordinary shares on the Nasdaq Global Market.

We use the binomial option-pricing model to determine the fair value of share options.  This determination is affected by our estimated fair value per ordinary share as well as assumptions regarding a number of other complex and subjective variables.  These variables include the fair value of our ordinary shares, the expected term of the share option, our volatility over that expected term, expected dividend yield and risk-free interest rates.  Restricted share units are valued at the fair value of the underlying ordinary shares as of the date of grant.  See Note 9 to our condensed consolidated financial statements included elsewhere in this report for further details.

In addition to these assumptions, we estimate forfeitures based upon our historical experience.  At each period end, we review the estimated forfeiture rate and make changes as factors affecting the forfeiture rate calculations and assumptions change.

If any assumptions used in the binomial option-pricing model change significantly, share-based compensation for future awards may differ materially compared with the awards granted previously.  For the three months ended September 30, 2015 and 2014, share-based compensation expense was $0.4 million and $0.2 million, respectively.  We had an aggregate of $4.2 million of unrecognized share-based compensation expense as of September 30, 2015, which we expect to recognize over an estimated period of 4.0 years for awards outstanding.

As permitted by Australian law, the board of directors of Nexvet Australia historically granted share options and restricted share units with an exercise or conversion price of zero. Because Irish law requires the payment to an issuer of at least the nominal value of shares in order to acquire such shares from the issuer, any options or restricted share units with a zero exercise or conversion price became exercisable or convertible, as applicable, at the nominal value per ordinary share in August 2014 in anticipation of the Irish Exchange.  This nominal value became $0.10 per ordinary share in September 2014 in connection with the Irish Exchange and was revised to $0.125 per ordinary share in connection with the four-for-five share consolidation in November 2014. Contemporaneously with these awards and based upon information available at the time of grant, the board of directors, with the assistance of management, also determined the fair value of the shares underlying these awards for financial reporting purposes.  The intention has been that all awards granted have been ascribed a value per ordinary share for financial reporting purposes equal to the fair value per ordinary share underlying those awards on the date of grant.  Prior to our initial public offering, when there was no public trading market for our ordinary shares, and in accordance with the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, our board of directors has exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our ordinary shares at each grant date.  These factors included:

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

Income Taxes

We have historically filed income tax returns in Australia, the United States and Ireland.

As of September 30, 2015, we had total deferred tax assets of $3.5 million.  Our management has evaluated the factors bearing upon the ability to realize our deferred tax assets, which are comprised largely of tax loss carry forwards.  Our management concluded that a full valuation allowance was necessary to offset our net deferred tax assets due to our lack of taxable income prospects for the foreseeable future.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers.  This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This guidance also requires an entity to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about:

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

In July 2015, the FASB delayed the effective date of this guidance. As a result, this guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently evaluating the impact that this guidance will have on our condensed consolidated results of operations, financial position and cash flows.

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805) simplifying the accounting for measurement-period adjustments.  The guidance permits an acquirer to recognize adjustments to provisional purchase accounting amounts with a corresponding adjustment to goodwill in the reporting period in which the adjustments to the provisional amounts are determined.  The acquirer would adjust its financial statements as needed, including recognizing in current-period earnings the full effect of changes in depreciation, amortization, or other income effects, by line item, if any as a result of the change to the provisional amounts calculated as it the accounting had been completed at the acquisition date.  We do not expect the adoption of this guidance to have a material impact on our condensed consolidated results of operations, financial position and cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our cash as of September 30, 2015 was deposited with several large commercial banks located in the United States and Australia.  Our primary exposure to market risk for our cash is interest income sensitivity, which is affected by changes in the general level of U.S. and, to a lesser extent, Australian interest rates.  However, because our cash is held in bank accounts, a sudden change in the interest rates associated with our cash balances would not be expected to have a material impact on our financial condition or results of operations.

We do not have any major foreign currency or derivative financial instruments.  Cash is predominantly held in U.S. dollars.  We have operations in different economic environments that use the local currency as the functional currency.  This exposes us to currency exchange fluctuations.

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.  There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Form 10-K for the year ended June 30, 2015, except as set forth below.

Risks Related to Our Business

We may be unsuccessful in manufacturing our own products or in transferring our technology from prior manufacturers.

In September 2015, we secured a dedicated biologics manufacturing facility in Tullamore, Ireland. We have agreed to pay $2.0 million to secure the manufacturing assets within the facility and have entered into a 10‑year lease on the facility, with an option to purchase the building. We have never previously conducted any manufacturing activities, may not be able to complete the necessary scale up processes in a cost effective manner or at all, and may not ultimately be able to manufacture our product candidates.

We have previously changed manufacturers, which involved transferring know-how and other technology associated with our clonal cell lines from our prior manufacturer to our new manufacturer.  We may be unable to adequately transfer this technology in a cost effective or timely manner.  On commencing internal manufacturing activities we will need to transfer know-how and technology associated with our clonal cell lines again.  We may be unable to adequately transfer this technology in a cost effective or timely manner, or at all.

The manufacture of biologic products is a highly complex process in which a variety of difficulties may arise from time to time, including but not limited to product loss due to material failure, equipment failure, vendor error, operator error, labor shortages, inability to obtain material, equipment or transportation, physical or electronic security breaches, natural disasters and many other factors. Problems with manufacturing process could result in product defects or manufacturing failures, which could require us to delay shipment of products, recall products previously shipped or incur unanticipated costs, or could impair our ability to expand into new markets or supply products in existing markets. We may not be able to resolve any such problems in a timely fashion, if at all.

Manufacturing facilities also require specialized personnel and can be expensive to operate and maintain. Any delay in regulatory approval or market launch of product candidates to be manufactured in our facilities may cause operating losses if we continue to operate our manufacturing facility and retain specialized personnel.

Our facilities will be subject to inspections by regulatory authorities that will be conducted after we submit new animal drug applications to, and obtain approval from the U.S. Food and Drug Administration, or during a potential U.S. Department of Agriculture licensing process for product candidates or during a European Medicines Agency approval process. Among other things, these inspections may consider whether we are following strict procedures associated with pharmaceutical manufacturing operations. If our facilities or quality control and quality assurance practices do not comply with regulatory requirements or our expectations, we may need to find alternative manufacturing facilities, which would adversely impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Minor deviations in our manufacturing processes, such as temperature excursions or improper package sealing, could result in delays, inventory shortages, unanticipated costs, product recalls, product liability or regulatory action.

Our business involves environment, health and safety risks.

Our business involves the controlled use of hazardous materials and chemicals and is subject to numerous environmental, health and safety laws and regulations and to periodic inspections for possible violations of these laws and regulations. Under certain of these laws and regulations, we could be liable for any contamination at our properties or third party waste disposal sites. In addition to significant remediation costs, contamination can give rise to third party claims for fines, penalties, natural resource damages, personal injury and damage (including property damage). The costs of compliance with environmental, health and safety laws and regulations can be significant. Any violations, even if inadvertent or accidental, of current or future environmental, health or safety laws and regulations, any cost of compliance with any resulting order or find and any liability imposed in connection with any contamination for which we may be responsible could adversely affect our business, financial condition, cash flows and results of operations.

Risks Related to Taxation

We are a multinational organization faced with tax issues in many jurisdictions, and we could be obligated to pay additional taxes in various jurisdictions.

We are an Irish registered corporation and we currently have subsidiaries in Australia, Ireland, the United States and the United Kingdom. We have historically operated primarily in Australia, and we have recently commenced operations in Ireland and the United States, including the lease of a manufacturing facility and acquisition of related assets in Ireland. Depending on our ability to develop and commercialize our lead product candidates, we may have additional operations around the world. As a multinational organization, we may be subject to taxation in several different jurisdictions with complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in applicable tax law, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents. Such changes could have an adverse effect on our liquidity and results of operations. In addition, the tax authorities in these jurisdictions could review our tax positions and disagree with the approaches taken or our tax returns submitted and seek to impose additional tax, interest and penalties on us. The tax authorities in those jurisdictions could also claim that we have additional tax, withholding tax or other tax filing requirements or could assess that certain benefits of tax treaties are not available to us or our subsidiaries. Furthermore, the tax authorities in one or more jurisdictions in which we do not currently believe we have a taxable presence could assess that we do have a taxable presence in that jurisdiction and on that basis assert that we have tax payment, withholding tax or other tax filing requirements in that jurisdiction. Any such claim or assertion could impact us and our results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Initial Public Offering

On February 4, 2015, our registration statement on Form S–1 (File No.  333-201309) was declared effective by the SEC for our initial public offering, pursuant to which we sold an aggregate of 4.2 million ordinary shares (including the underwriters’ partial exercise of their overallotment option) at a price to the public of $10.00 per share.  Merrill Lynch, Pierce, Fenner & Smith Incorporated, Cowen and Company, LLC, Piper Jaffray & Co. and JMP Securities LLC acted as underwriters.  Following the sale of the securities registered in the registration statement, the offering terminated. On February 10, 2015 and March 11, 2015, we closed the sale of such shares, resulting in aggregate gross proceeds to us of $41.8 million and net proceeds to us of $38.0 million, after deducting the underwriting discount of $2.9 million and offering expenses payable by us of $0.9 million.  As of September 30, 2015, we have used $2.2 million of the proceeds from our initial public offering to fund the purchase of assets in a biologics manufacturing facility in Ireland and have not made any payments to our directors, officers or persons owning ten percent or more of our ordinary shares or to their associates, or to our affiliates.  Otherwise, there has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on February 5, 2015 pursuant to Rule 424(b).

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

Nexvet Biopharma public limited company

Date: November 5, 2015	By:	/s/ Mark Heffernan
Mark Heffernan, Ph.D.
Chief Executive Officer and Director

Date: November 5, 2015	By:	/s/ Damian Lismore
Damian Lismore
Chief Financial Officer (Principal Financial and Accounting Officer)