Form 10-Q
period 2015-12-31
Nexvet Biopharma plc
filed 2016-02-16
CIK 1618561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

Unit 5, Sragh Technology Park

Rahan Road, Tullamore

Co. Offaly, R35 FR98, Ireland

(Address of principal executive offices, including zip code)

+353 5793 24522

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

As of January 29, 2016, the registrant had approximately 11,558,133 ordinary shares, nominal value $0.125, outstanding.

NEXVET BIOPHARMA PUBLIC LIMITED COMPANY

SPECIAL NOTE REGARDING FORWARD LOOKING StatementS

This Quarterly Report on Form 10‑Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements consist of all statements other than statements of historical fact, including statements regarding our future results of operations and financial position, results of any current or future pivotal safety and efficacy study, future expenditures relating to our lead product candidates, time for completion of any of our studies, ability to develop our pipeline of product candidates, business strategy, prospective products, ability to successfully manufacture our own product candidates, ability to obtain product approvals, research and development costs, timing and likelihood of success, plans and objectives of management for future operations, and future results of current and anticipated products.  These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  The words “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “plan,” “potential,” “predict,” “project,” “position,” “seek,” “should,” “target,” “will,” “would,” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors.

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

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed consolidated Balance Sheets
(unaudited)

(in thousands, except share and per share amounts)

	December 31, 2015	June 30, 2015
Assets
Current assets
Cash	$43,079	$52,033
Other income receivable	1,057	3,301
Prepaid expenses and other	1,160	607
Total current assets	45,296	55,941
Noncurrent assets
Other income receivable	64	—
Prepaid expenses	149	163
Total noncurrent assets	213	163
Property, plant and equipment, net	3,097	549
Intangible assets, net	37	19
Total assets	$48,643	$56,672
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$1,404	$658
Accrued expenses	2,907	2,352
Deferred grant income	106	—
Deferred lease incentive	22	23
Total current liabilities	4,439	3,033
Noncurrent liabilities
Accrued expenses	52	—
Deferred grant income	64	—
Deferred lease incentive	47	61
Total noncurrent liabilities	163	61
Total liabilities	$4,602	$3,094
Commitments and contingencies (Note 11)
Shareholders’ equity
Ordinary shares, $0.125 nominal value per share, 100,000,000 shares authorized as of December 31, 2015 and June 30, 2015—11,558,133 and 11,406,916 shares issued and outstanding as of December 31, 2015 and June 30, 2015, respectively	$1,445	$1,426
Euro deferred shares, €100 nominal value per share, 400 shares authorized as of December 31, 2015 and June 30, 2015—400 shares issued and outstanding as of December 31, 2015 and June 30, 2015	13	13
Additional paid-in capital	81,214	80,275
Accumulated other comprehensive loss	(5,325)	(4,481)
Accumulated deficit	(33,306)	(23,655)
Total shareholders’ equity	44,041	53,578
Total liabilities and shareholders’ equity	$48,643	$56,672

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Revenue
Other	$—	$—	$—	$25
Total revenue	—	—	—	25
Operating Expenses
Research and development	3,790	2,226	7,515	4,765
General and administrative	1,779	2,440	3,649	5,258
Total operating expenses	5,569	4,666	11,164	10,023
Loss from operations	(5,569)	(4,666)	(11,164)	(9,998)
Other Income (Expense)
Research and development incentive income	457	941	1,023	1,682
Government grant income	—	22	4	319
Exchange (loss) gain	(618)	1,270	410	3,254
Interest income	39	20	76	33
Net loss	$(5,691)	$(2,413)	$(9,651)	$(4,710)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.49)	$(2.01)	$(0.84)	$(4.14)
Weighted-average ordinary shares outstanding, basic and diluted	11,506,236	1,198,828	11,474,394	1,138,520
Comprehensive Loss
Net loss	$(5,691)	$(2,413)	$(9,651)	$(4,710)
Net gain (loss) in foreign currency translation adjustments	597	(1,477)	(844)	(3,618)
Total comprehensive loss	$(5,094)	$(3,890)	$(10,495)	$(8,328)

The accompanying notes are an integral part of these condensed consolidated financial statements.

condensed Consolidated Statements of Changes in Convertible Preference shares and Shareholders’ EQUITY (Deficit)

(unaudited)

(in thousands, except share and per share amounts)

	Convertible Preference Shares		Ordinary Shares		Ordinary Shares Subject to Limited Recourse Loans		Euro Deferred Shares		Convertible Preference Shares		Additional Paid-in Capital
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Other	Share Premium	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ (Deficit) Equity
Balance as of July 1, 2014	5,937,138	$33,826	1,014,130	$126	254,680	$—	—	$—	—	$—	$937	$1,405	$373	$(11,798)	$(8,957)
Issuance of ordinary shares and Euro deferred shares	—	$—	2	$—	—	$—	400	$13	—	$—	$—	$—	$—	$—	$13
Ordinary shares no longer subject to limited recourse loan	—	—	109,611	14	(109,611)	—	—	—	—	—	—	(14)	—	—	—
Share repurchase	—	—	—	—	(145,069)	—	—	—	—	—	—	—	—	—	—
Issuance of share warrants	—	—	—	—	—	—	—	—	—	—	—	5,435	—	—	5,435
Issuance of ordinary shares—conversion of share-based compensation	—	—	126,410	16	—	—	—	—	—	—	(645)	642	—	—	13
Issuance of ordinary shares, net of issuance costs of $3,830	6		4,176,903	522	—	—	—	—	—	—	—	37,416	—	—	37,938
Adjustment for shares issued in connection with share consolidation	16	—	9	—	—	—	—	—	—	—	—	—	—	—	—
Reclassification into shareholders’ equity	(5,937,160)	(33,826)	—	—	—	—	—	—	5,937,160	33,826	—	—	—	—	33,826
Reclassification into ordinary shares	—	—	5,937,160	742	—	—	—	—	(5,937,160)	(33,826)	—	33,084	—	—	—
Share bonus award			42,691	6							(304)	304			6
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	2,081	—	—	—	2,081
Exchange difference on translation of foreign operations	—	—	—	—	—	—	—	—	—	—	(4)	(62)	(4,854)	—	(4,920)
Net loss	—	—	—	—	—	—	—	—	—	—		—	—	(11,857)	(11,857)
Balance as of June 30, 2015	-	$-	11,406,916	$1,426	-	$—	400	$13	—	$—	$2,065	$78,210	$(4,481)	$(23,655)	$53,578
Issuance of ordinary shares—conversion of share-based compensation	—	$—	151,217	$19	—	$—	—	$—	—	$—	$(1,125)	$1,125	$—	$—	$19
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	939	—	—	—	939
Exchange difference on translation of foreign operations	—	—	—	—	—	—	—	—	—	—	—		(844)	—	(844)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(9,651)	(9,651)
Balance as of December 31, 2015	—	$—	11,558,133	$1,445	—	$—	400	$13	—	$—	$1,879	$79,335	$(5,325)	$(33,306)	$44,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED ConsolidaTed Statements of Cash Flows

(unaudited)

(in thousands, except share and per share amounts)

	Six Months Ended December 31,
	2015	2014
Cash Flows from Operating Activities
Net loss	$(9,651)	$(4,710)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation expense	939	538
Depreciation and amortization expense	160	76
Changes in assets and liabilities:
Other income receivable	2,180	844
Prepaid expenses and other	(539)	(1,049)
Accounts payable, accrued expenses and lease incentive liability	1,508	(355)
Net cash used in operating activities	(5,403)	(4,656)
Cash Flows from Investing Activities
Purchase of property, plant and equipment and intangible assets	(2,816)	(176)
Net cash used in investing activities	(2,816)	(176)
Cash Flows from Financing Activities
Proceeds from issuance of ordinary shares	19	24
Net cash provided by financing activities	19	24
Effect of exchange rate changes on cash	(754)	(3,568)
Net decrease in cash	(8,954)	(8,376)
Cash at beginning of period	52,033	30,041
Cash at end of period	$43,079	$21,665
Supplemental Disclosure
Issuance of share options for accrued consulting services	$—	$102

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

Biologics generally include mAbs, which are targeted antibodies derived from identical (“clonal”) cells and fusion proteins, which are proteins created by joining two or more genes coded for separate proteins. The Company’s first product candidate, NV‑01, is a mAb that targets and inhibits the function of nerve growth factor (“NGF”) for the control of pain associated with osteoarthritis in dogs.  NGF is a protein involved in neural signaling, including pain signals, and NGF inhibitors (“anti-NGFs”) seek to interrupt those signals to reduce pain. In November 2015, the Company announced its pivotal safety and efficacy study of NV-01 met its primary efficacy endpoint: a statistically significant improvement over placebo in the assessed level of pain (p=0.038) as measured using changes in Client-Specific Outcome Measures (“CSOM”) score between enrollment and day 28.  This study’s design was agreed under protocol concurrence with the Center for Veterinary Medicine (“CVM”) at the U.S. Food and Drug Administration (“FDA”). NV-01 was found to be safe and well-tolerated with no significant adverse safety signals observed in the study. Clinically meaningful magnitudes of benefit and statistically significant differences over placebo were also achieved for the majority of the secondary endpoints measured in the study. Collectively, the results of this study constitute a substantial body of efficacy data that Nexvet intends to use as the basis of its planned submissions for marketing authorizations in both the U.S. and Europe.  The United States Adopted Name (“USAN”) Council has approved the generic name “ranevetmab” for NV-01.

The Company’s second product candidate, NV‑02, is an anti-NGF mAb for the control of pain associated with osteoarthritis in cats.  The Company announced positive top-line results from a proof-of-concept efficacy study and its pilot safety study of NV‑02 in June 2015. In October 2015, the Company announced the commencement of a placebo-controlled, blinded, multi-site pilot field safety and efficacy study targeting enrollment of 90 cats with naturally occurring osteoarthritis.  The Company anticipates results from this pilot field study in the second quarter of 2016.  The Company’s next most advanced programs are in the area of inflammation, and include NV-08, a fusion proteins that is a tumor necrosis factor (“TNF”) inhibitor for the treatment of chronic inflammatory diseases, including atopic dermatitis, in dogs.  TNF is a protein that causes inflammation, and TNF inhibitors (“anti‑TNFs”) suppress this inflammation. The Company’s is conducting proof-of-concept studies for candidates in inflammation (including NV-08), which if successful, the Company will consider for progression into formal development.  Primarily using PETization, the Company has built a research and development pipeline of 15 biologic programs in the areas of pain, allergy, inflammation and immuno-oncology.

The Company has experienced losses since its inception and had an accumulated deficit of $33.3 million and $23.7 million as of December 31 and June 30, 2015, respectively.  For the foreseeable future, management expects the Company to continue to incur losses and negative cash flows, which will increase significantly from historical levels as the Company expands its development activities, seeks regulatory approvals for its lead product candidates and begins to commercialize any approved products.  To date, the Company has been funded primarily through sales of capital shares.  Management believes the Company’s cash of $43.1 million as of December 31, 2015 will be sufficient to fund its operations for at least the next 12 months.

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

In September 2015, the Company secured a biologics manufacturing facility in Tullamore, Ireland. The Company secured the manufacturing assets within the facility for $2.0 million and have entered into a 10‑year lease on the facility, with an option to purchase the building.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying interim condensed consolidated financial statements of the Company include the operations of all its wholly‑owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  Such operations include the Company, Nexvet Australia, NVIP Pty Limited, Nexvet Ireland Limited, Tevxen Limited, BioNua Limited, Nexvet UK Limited and Nexvet US, Inc.  All intercompany balances and transactions have been eliminated on consolidation.  The Company’s fiscal year ends on June 30, and references to any fiscal year are to the Company’s year ended June 30 in that year.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements and related disclosures as of December 31, 2015 and for the three and six months ended December 31, 2015 and 2014 are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of December 31, 2015 and the results of its operations and comprehensive loss and its cash flows for the three and six months ended December 31, 2015 and 2014. The financial data and other information disclosed in these notes related to the three and six months ended December 31, 2015 and 2014 are unaudited. The results for the three and six months ended December 31, 2015 and 2014 are not necessarily indicative of results to be expected for a full year, any other interim periods or any future year or period.

These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the year ended June 30, 2015 included in the Company’s annual report on Form 10‑K filed with the SEC on September 3, 2015. The condensed consolidated balance sheet data as of June 30, 2015 was derived from audited consolidated financial statements.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period.  Significant items subject to such estimates and assumptions include research and development incentive income, research and development accruals, the likelihood that attaching conditions will be met for government grants, share-based payments, valuation of warrants, options and restricted share units and deferred income taxes.  Actual results could differ from those estimates.

Net Loss Per Share

Net loss per share information is determined using the two-class method, which includes the weighted-average number of ordinary shares outstanding during the period and other securities that participate in dividends (a participating security).  The Company’s convertible preference shares were participating securities as defined by Accounting Standards Codification (“ASC”) Topic 260‑10, Earnings Per Share.  Net loss per share disclosures have been revised to give effect to the share consolidations that took place in the reporting period.

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

Cash

As of December 31, 2015 and June 30, 2015, the Company’s cash consisted of cash deposited in a business operating account or in short-term deposit accounts of less than 90 days’ original duration.

Concentration of Credit Risk and Other Risks and Uncertainties

The Company receives research and development incentive income and grants from two sources, the Australian government and the Irish government.

The Company’s cash is deposited with several large commercial banks located in the United States, Ireland and Australia that are federally insured or guaranteed, limiting the amount of credit exposure to any one financial institution.  The Company’s cash balances with these financial institutions often exceed the amount insured.

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

Other Income Receivable

Other income receivable is recorded at the invoiced amount where available. Government grants are recognized at their fair value when there is reasonable assurance that the grant will be received and all attaching conditions will be complied with.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at acquisition cost, net of accumulated depreciation and impairment.  Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets.  The estimated useful life of machinery and equipment is three to 10 years.  Leasehold improvements are amortized on the straight-line method over the shorter of the remaining lease term or estimated useful life of the asset.  Upon retirement or sale of an asset, its cost and related accumulated depreciation or accumulated amortization are removed from the property accounts and any gain or loss is included in the results of operations.  Maintenance and repairs are expensed as incurred.

Foreign Currency

The Company’s functional currency is U.S dollars, and the functional currency for most subsidiaries is their local currency.  Foreign currency transactions are translated into the functional currency using the current exchange rate as of the date of the transaction.  At period end, monetary items denominated in a foreign currency are translated into the functional currency of the relevant entity using the period-end spot rate.

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

Government Grant Income

Government grants are recognized at their fair value when there is reasonable assurance that the grant will be received and all attaching conditions will be complied with.  When the grant relates to an asset, the fair value is included in the balance sheet as deferred grant income, which is released to income over the expected useful life in a manner consistent with the depreciation method for the relevant asset and subject to meeting other relevant conditions, and recorded on the balance sheet as other income receivable until cash is received.  When the grant relates to an expense item, it is recognized as income over the periods necessary to match the grant on a systematic basis to the costs that it is intended to compensate.

Research and Development Expense

Research and development costs are expensed as incurred and consist primarily of (i) payroll and related expense for all employees engaged in scientific research and development functions, including wages, related benefits and share-based compensation, (ii) fees for regulatory, professional and other consultants and (iii) development costs, including costs of drug discovery, safety, proof‑of‑concept, pilot and pivotal safety and efficacy studies, development of biological materials and service providers.  The Company uses its employee and infrastructure resources across multiple development programs.  The Company allocates outsourced development costs by lead product candidates but does not allocate personnel or other internal costs related to development to specific product candidates.

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

The Company recognizes government grant income at fair value when there is reasonable assurance that the grant will be received and all attaching conditions will be complied with.  When the grant relates to an asset, the fair value is included in the balance sheet as deferred grant income, which is released to income over the expected useful life in a manner consistent with the depreciation method for the relevant asset and subject to meeting other relevant conditions, and recorded on the balance sheet as other income receivable until cash is received.  When the grant relates to an expense item, it is recognized as income over the periods necessary to match the grant on a systematic basis to the costs that it is intended to compensate.

Exchange (loss) gain consists primarily of losses or gains due to foreign exchange translation, primarily reflecting changes in Australian and U.S. foreign exchange rates.  Under U.S. GAAP, these (losses) gains relate to a translation of U.S. dollar-denominated bank accounts into Nexvet Australia’s Australian dollar functional currency and represent a non-cash item.

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

Total assets, property and equipment, net and total property and equipment additions by geography, reconciled to the consolidated amounts are:

	December 31,	June 30,
	2015	2015
United States	(in thousands)
Total assets	$36,160	$38,973
Property and equipment, net	10	4
Total property and equipment additions	3	4
Australia
Total assets	$9,054	$17,259
Property and equipment, net	1,122	538
Total property and equipment additions	695	283
Ireland
Total assets	$3,429	$440
Property and equipment, net	1,965	7
Total property and equipment additions	2,096	7
Consolidated
Total assets	$48,643	$56,672
Property and equipment, net	3,097	549
Total property and equipment additions	2,794	294

Recently Adopted Accounting Pronouncements

The Company has early adopted the provisions of Accounting Standards Update (“ASU”), No. 2014-10, Elimination of Certain Financial Requirements, Including an Amendment to Variable Interest Entities Guidance Topic in Topic 810, Consolidation, starting in fiscal year 2014.  In June 2014, the FASB, issued guidance removing the definition of a development stage entity from the Master Glossary of the ASC, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.  This guidance also eliminates an exception provided to development stage entities in ASC Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of the investment equity that is at risk.  On adoption, the Company was not required to present or disclose any information required by ASC Topic 915, Development Stage Entities.

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

In June 2014, the FASB issued ASU 2014-12, Compensation—Stock Compensation.  This guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  A reporting entity should apply the existing guidance in ASC Topic 718, Compensation—Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards.  As such, the performance target should not be reflected in estimating the grant-date fair value of the award.  Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.  If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period.  The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest.  The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved.  This guidance will be effective for annual reporting periods beginning after December 15, 2015.  The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated results of operations, financial position and cash flows.

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805) simplifying the accounting for measurement–period adjustments.  The guidance permits an acquirer to recognize adjustments to provisional purchase accounting amounts with a corresponding adjustment to goodwill in the reporting period in which the adjustments to the provisional amounts are determined.  The acquirer would adjust its financial statements as needed, including recognizing in current-period earnings the full effect of changes in depreciation, amortization or other income effects, by line item, if any as a result of the change to the provisional amounts calculated as it the accounting had been completed at the acquisition date.  This guidance will be effective for annual reporting periods beginning after December 15, 2016.  The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated results of operations, financial position and cash flows.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes.  This guidance simplifies the presentation of deferred income taxes, in that it requires deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  This amendment applies to all entities that present a classified statement of financial position.  The current requirement that deferred tax liabilities and assets of a tax–paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update.  This guidance will be effective for annual reporting periods beginning after December 15, 2016, however, early adoption is permitted for all entities as of the beginning of an interim or annual reporting period.  The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities.  This guidance requires equity investments to be measured at fair value with changes in fair value recognized in net income, simplifies the impairment assessment of equity investments, eliminates certain disclosure requirements, requires public companies to use the exit price notion when measuring fair value, and requires certain changes to the presentation of financial assets and financial liabilities.  This guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption for public entities is allowable only for the provisions related to elimination of fair value disclosure requirements and related presentation of fair value changes resulting from instrument-specific credit risk in other comprehensive income. Early adoption is not allowed for any other provisions. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

3. Other Income Receivable

Other income receivable consisted of the following as of the dates indicated:

	December 31,	June 30,
	2015	2015
Current	(in thousands)
Research and development incentive receivable	$916	$3,242
Government grant receivable	111	—
Other	30	59
Other income receivable	$1,057	$3,301

Noncurrent
Government grant receivable	$64	$—

4. Property Plant and Equipment

Property, plant and equipment, consisted of the following as of the dates indicated:

	Computer Equipment	Research and Development Equipment	Office Equipment	Plant and Equipment	Leasehold Improvements	Total
	(in thousands)
Opening balance July 1, 2014	$57	$214	$92	$—	$151	$514
Additions	$35	$258	$1	$—	$—	$294
Disposals	—	—	—	—	—	—
Depreciation	(25)	(86)	(12)	—	(29)	(152)
Exchange rate adjustment	(11)	(52)	(19)	—	(25)	(107)
Closing balance June 30, 2015	$56	$334	$62	$—	$97	$549
Additions	$71	$800	$68	$449	$1,406	$2,794
Disposals	—	—	—	—	—	—
Depreciation	(15)	(70)	(9)	(13)	(52)	(159)
Exchange rate adjustment	(2)	(2)	(6)	(18)	(59)	(87)
Closing balance December 31, 2015	$110	$1,062	$115	$418	$1,392	$3,097

In September 2015, the Company acquired certain manufacturing assets in Ireland as follows:

Assets Acquired and Consideration
(in thousands)
Assets acquired
Leasehold improvements	$1,397
Plant & equipment	449
Office equipment (including furniture and fittings)	67
Laboratory equipment	64
Total assets acquired	$1,977
Consideration
Cash paid	$1,887
Retention amount withheld	90
Total consideration	$1,977

5. Accrued Expenses

Accrued expenses consisted of the following as of the dates indicated:

	December 31,	June 30,
	2015	2015
Current	(in thousands)
Accrued payroll and related expenses	$925	$1,027
Accrued professional fees	233	361
Accrued research and development costs	1,749	964
Accrued expenses	$2,907	$2,352

Noncurrent
Accrued payroll and related expenses	$49	$—
Accrued professional fees	3	—
Accrued expenses	$52	$—

6. Ordinary Shares

As of December 31, 2015 and June 30, 2015, there were 11,558,133 and 11,406,916 ordinary shares outstanding, respectively.

7. Fair Value Measurement

Assets and liabilities carried at fair value on a recurring basis as of December 31, 2015 and June 30, 2015, including financial instruments, which the Company accounts for under the fair value option, are summarized in the following tables.

December 31, 2015	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
	(in thousands)
Assets
Cash	$43,079	$—	$—	$43,079

June 30, 2015	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets
Cash	$52,033	$—	$—	$52,033

There were no transfers between the levels within the reporting periods.

8. Net Loss Per Share

The calculation of net loss per participating securities (“EPS”) for the three and six months ended December 31, 2015 and 2014 is presented below.

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
	(in thousands, except share and per share amounts)		(in thousands, except share and per share amounts)
Net loss	$(5,691)	$(2,413)	$(9,651)	$(4,710)
Weighted-average ordinary shares issued and outstanding—basic and diluted	11,506,236	1,198,828	11,474,394	1,138,520
Net loss per ordinary share—basic and diluted	$(0.49)	$(2.01)	$(0.84)	$(4.14)

The following ordinary share equivalents were excluded from the calculation of diluted net loss per share for the periods ended on the dates indicated because including them would have an anti-dilutive effect:

	Three Months Ended September 30,		Six Months Ended December 31,
	2015	2014	2015	2014
	(in thousands, except share and per share amounts)		(in thousands, except share and per share amounts)
Preference Shares	—	5,937,160	—	5,937,160
Share-based awards	1,052,420	477,392	1,052,420	477,392
Warrants	1,766,998	1,766,998	1,766,998	1,766,998
Total	2,819,418	8,181,550	2,819,418	8,181,550

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

In May 2015, the Company awarded employees and directors share options to purchase 360,000 ordinary shares and restricted share units to acquire 20,280 ordinary shares with a grant date fair value of $5.93 and $6.99 per share, respectively.  The share options and restricted share units have an exercise price of $15.00 and a conversion price of $0.125 per ordinary share, respectively.  Except for restricted share units to acquire 2,280 ordinary shares held by directors (which vest immediately), the awards vest in tranches over one to five years.

In June 2015, the Company awarded employees bonus share awards to purchase 42,691 ordinary shares subject to the payment of $0.125 per ordinary share.  The underlying ordinary shares had a grant date fair value of $7.12 per ordinary share.

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

In September 2015, the Company awarded employees and directors restricted share units to acquire 298,834 ordinary shares with grant date fair values of $4.26‑$4.27.  The restricted share units have a conversion price of $0.125 per ordinary share. The restricted shares units granted to employees vest annually over four years commencing on July 1, 2016.  The restricted share units granted to directors vest on July 1, 2016.

In November 2015, the Company awarded a new employee restricted share units to acquire 2,000 ordinary shares with a grant date fair value of $4.76.  The restricted share units have a conversion price of $0.125 per ordinary share.  The restricted share units granted vest on September 21, 2016.

10. Valuation of Share Awards

The fair value of each share option is estimated on the date of grant using the binomial option-pricing model. The Company was a private company until February 2015 and lacked company-specific historical and implied volatility information. Therefore, it has estimated its expected share volatility based on the historical volatility of its publicly traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded share price. The expected term of the Company’s share options has been determined utilizing the “simplified” method as the Company has insufficient historical experience for share options overall, rendering existing historical experience irrelevant to expectations for current grants. The risk-free interest rate is determined by reference to the appropriate reserve bank yield in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The fair value of the underlying ordinary shares considered the price per share paid by investors in the Company’s private financings, including the Series B Preference Shares in May 2014. The fair value of the share awards was estimated using the following assumptions:

	Three Months Ended December 31, 2015	Six Months Ended December 31, 2015
Risk free interest rate	1.7%	1.7%
Expected term (in years)	1 year	1 - 4 years
Expected volatility	75%	75%
Forfeiture rate	0%	7.5%
Expected dividend yield	zero	zero

Since completion of the Company’s initial public offering, the fair value of the underlying ordinary shares has been based on the price per share quoted on the NASDAQ Global Market at the date of grant.

The following table summarizes share option activity for fiscal year 2015 and the six months ended December 31, 2015:

	Shares Issuable Under Options		Weighted- Average Exercise Price
Outstanding as of July 1, 2014	470,479		$2.33
Granted	663,661		9.55
Exercised	(96,540)		0.125
Ordinary shares no longer subject to limited recourse loans	(109,611)	(1)	4.20
Repurchased	(145,069)		6.35
Expired or forfeited	(6,289)		0.125
Outstanding as of June 30, 2015	776,631		$8.18
Granted	60,000		$5.10
Exercised	(126,017)		0.125
Repurchased	—		—
Expired or forfeited	—		—
Outstanding as of December 31, 2015	710,614		$9.35

Options vested and expected to vest, as of June 30, 2015	159,937		$5.77
Options vested and expected to vest, as of December 31, 2015	329,812		$9.63

(1) Reflects ordinary shares issued subject to limited recourse loans.

In addition to the share options described above, the Company has granted restricted share units to its directors, employees and consultants. Restricted share units are valued at the fair value of the underlying ordinary shares as of the date of grant. The fair value of the ordinary shares issuable upon conversion of restricted share units is considered the price per share paid by investors in the Company’s private financings, including the Series A investment preference shares in July 2013. The ordinary shares subject to the restricted share units are generally issued when they vest.  The table below presents the Company’s restricted share unit activity for fiscal year 2015 and the six months ended December 31, 2015:

	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of July 1, 2014	29,214	$5.15
Granted	57,947	7.83
Converted	(29,489)	5.85
Forfeited	—	—
Outstanding as of June 30, 2015	57,672	$7.48
Granted	309,334	$4.28
Converted	(25,200)	7.61
Forfeited	—	—
Outstanding as of December 31, 2015	341,806	$4.57

Converted and expected to convert, as of June 30, 2015	4,400	$9.19
Converted and expected to convert, as of December 31, 2015	—	$—

Share-Based Compensation

The Company recognizes share-based compensation expense for only the portion of awards that are expected to vest. In developing a forfeiture rate estimate, the Company has considered its historical experience to estimate pre-vesting forfeitures for service-based awards. The impact of a forfeiture rate adjustment will be recognized in full in the period of adjustment, and if the actual forfeiture rate is materially different from the Company’s estimate, the Company may be required to record adjustments to share-based compensation expense in future periods.  The weighted average remaining contract life on all outstanding options and restricted share units as of December 31, 2015 was 5.2 years and 1.8 years, respectively.

The Company recorded share-based compensation expense related to share options and restricted share units for the three and six months ended December 31, 2015 and 2014 as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Research and development	$193	$131	$402	$173
General and administrative	286	212	537	365
Total	$479	$343	$939	$538

The Company had an aggregate of $3.7 million and $3.1 million of unrecognized share-based compensation expense for share awards outstanding as of December 31, 2015 and June 30, 2015, respectively, which is expected to be recognized over an estimated period of 5.5 years and 4.0 years, respectively.

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

Operating Leases and Purchase Obligations

Commitments consisted of the following as of the dates indicated:

	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
December 31, 2015	(in thousands)
Operating leases	$1,405	$190	$400	$253	$562
Purchase obligations	2,007	2,007	—	—	—
Total	$3,412	$2,197	$400	$253	$562

	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
June 30, 2015	(in thousands)
Operating leases	$352	$109	$190	$53	$—
Purchase obligations	680	680	—	—	—
Total	$1,032	$789	$190	$53	$—

Operating Leases

The Company entered into a lease for its office in Melbourne, Australia commencing December 2013 for a period of five years. As of December 31, 2015 and June 30, 2015 commitments totaled $0.3 million and $0.4 million, respectively.  Rent expense was $106,000 and $0.2 million for the six months ended December 31, 2015 and fiscal year 2015, respectively. Included in rent expense is a build-out incentive of $11,000 and $26,000 for the six months ended December 31, 2015 and fiscal year 2015, respectively. A portion of the incentive paid by the landlord is to be repaid by the Company if the lease is terminated early, determined by the unexpired term of the lease over the original 60‑month lease term. There are no escalation clauses in the lease agreement.

The Company entered into a lease for a facility in Tullamore, Ireland commencing September 2015 for a period of 10 years, with an option to purchase the building. As of December 31, 2015, commitments on this lease totalled $1.1 million.

Purchase Obligations

In connection with the development of biologics, the Company had open contracts with suppliers for goods and services of $2.0 million and $0.7 million as of December 31, 2015 and June 30, 2015, respectively.

12. Related Party Transaction

Ridge Biotechnology Consulting, LLC is owned and operated by Dr. Robert Gearing, the brother of David Gearing, a co-founder of the Company and its Chief Scientific Officer. In October 2010, the Company entered into a consulting agreement with Ridge Biotechnology Consulting, LLC for the provision of services to the Company. The agreement was superseded by agreements entered into in April 2011 and April 2012, and a new consulting agreement with Ridge Biotechnology Consulting, LLC was entered into in January 2014. The Company recorded expenses of $Nil, $67,000, $39,000 and $100,000 for the three and six months ended December 31, 2015 and 2014, respectively, related to these agreements. As of December 31, 2015 and June 30, 2015, there was Nil and $13,000 payable to Ridge Biotechnology Consulting, LLC, respectively.

Dr. Andrew Gearing is a former director, a co-founder of the Company and a brother of David Gearing, a co-founder of the Company and its Chief Scientific Officer.  Dr. Andrew Gearing serves on the board of directors of Biocomm Square Pty Ltd. In August 2010 and August 2013, the Company entered into consulting agreements with Biocomm Square Pty Ltd for research and development support services.  These agreements were superseded by a new consulting agreement in December 2013, which was amended in April 2014 and in August 2015. In addition, the Company entered into an agreement with Biocomm Square Pty Ltd in November 2011 for assistance in obtaining partnering arrangements with Japanese entities.  This agreement was amended and terminated in August 2015. The Company recorded expenses of $57,000, $62,000, $90,000 and $115,000 for the three months ended December 31, 2015 and 2014, respectively, related to these agreements. As of December 31, 2015 and June 30, 2015, there was $24,000 and $17,000 payable to Biocomm Square Pty Ltd, respectively.

13. Subsequent Events

There were no material subsequent events occurring after December 31, 2015 requiring disclosure.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10‑Q. The information contained in this discussion and analysis and set forth elsewhere in this report includes forward-looking statements that involve risks and uncertainties.  As a result of many factors, including those factors set forth in the section of this report titled “Risk Factors,” our actual results could differ materially from the results described in or implied by the forward-looking statements.

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

Biologics generally include monoclonal antibodies, or mAbs, which are targeted antibodies derived from identical, or clonal cells, and fusion proteins, which are proteins created by joining two or more genes coded for separate proteins.  Our first product candidate, NV‑01, is a mAb that targets and inhibits the function of nerve growth factor, or NGF, for the control of pain associated with osteoarthritis in dogs. NGF is a protein involved in neural signaling, including pain signals, and NGF inhibitors (“anti-NGFs”) seek to interrupt those signals to reduce pain.  In November 2015 we announced that our pivotal safety and efficacy study of NV-01 met its primary efficacy endpoint: as statistically significant improvement over placebo in the assessed level of pain (p=0.038) as measured using changes in Client-Specific Outcome Measures (“CSOM”) score between enrollment and day 28.  This study’s design was agreed under protocol concurrence with the Center for Veterinary Medicine (“CVM”) at the U.S. Food and Drug Administration (“FDA”). NV-01 was found to be safe and well-tolerated with no significant adverse safety signals observed in the study. Clinically meaningful magnitudes of benefit and statistically significant differences over placebo were also achieved for the majority of the secondary endpoints measured in the study. Collectively, the results of this study constitute a substantial body of efficacy data that we intend to use as the basis of our planned submissions for marketing authorizations in both the U.S. and Europe. The United States Adopted Name (“USAN”) Council has approved the generic name “ranevetmab” for NV-01.

Our second product candidate, NV‑02, is an anti-NGF mAb for the control of pain associated with osteoarthritis, in cats. We announced positive top-line results from our proof-of-concept efficacy study and our pilot safety study of NV‑02 in June 2015. In October 2015, we announced that commencement of a placebo-controlled, blinded, multi-site pilot field safety and efficacy study targeting enrollment of 90 cats with naturally occurring osteoarthritis. We anticipate results from this pilot field study in the second quarter of 2016. Our next most advanced programs are in the area of inflammation and include NV-08, a fusion protein that is a tumor necrosis factor, or TNF, inhibitor for the treatment of chronic inflammatory diseases, including atopic dermatitis, in dogs.  TNF is a protein that causes inflammation and TNF inhibitors (“anti-TNFs”) suppress this inflammation.  We are conducting proof-of-concept studies for candidates in inflammation (including NV‑08), which if successful, we will consider for progression into formal development. Primarily using PETizaion, we have built a research and development pipeline of 15 biologic programs in the areas of pain, allergy, inflammation and immuno-oncology.

We have incurred losses since our inception and had an accumulated deficit of $33.3 million and $23.7 million as of December 31, 2015 and June 30, 2015, respectively. For the foreseeable future, we expect to continue to incur losses and negative cash flows, which will increase significantly from historical levels as we expand our development activities, seek regulatory approvals for our lead product candidates and begin to commercialize any approved products.  To date, we have been funded primarily through sales of capital shares.  Management believes our cash of $43.1 million as of December 31, 2015 will be sufficient to fund our operations for at least the next 12 months.

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

In November 2015, our pivotal safety and efficacy study of NV‑01 met its primary efficacy endpoint.  NV‑01 was found to be safe and well-tolerated with no significant adverse safety signals observed in the study. Clinically meaningful magnitudes of benefit and statistically significant differences over placebo were also achieved for the majority of the secondary endpoints measured in the study. Collectively, the results of this study constitute a substantial body of efficacy data that we intend to use as the basis of our planned submissions for marketing authorizations in both the U.S. and Europe.

In September 2015, we secured a biologics manufacturing facility in Tullamore, Ireland. We have secured the manufacturing assets within the facility for $2.0 million and have entered into a 10‑year lease on the facility, with an option to purchase the building.

Share Consolidations and Irish Reorganization

In August 2014, Nexvet Australia Pty Ltd, or Nexvet Australia, completed a one‑for‑four share consolidation pursuant to which each holder of ordinary shares and preference shares received one ordinary share or preference share for every four ordinary shares or preference shares, as applicable, held by such holder.  The number of ordinary shares that may be acquired upon exercise of options or warrants or upon conversion of restricted share units was similarly reduced on a one-for-four basis, with a proportionate adjustment to the exercise or conversion price, as applicable.

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

Research and Development Expense

Research and development costs are expensed as incurred and consist primarily of (i) payroll and related expense for all employees engaged in scientific research and development functions, including wages, related benefits and share-based compensation, (ii) fees for regulatory, professional and other consultants and (iii) development costs, including costs of drug discovery, safety, proof-of-concept studies and pivotal safety and efficacy studies, development of biological materials, and service providers. We use our employee and infrastructure resources across multiple development programs.  We allocate outsourced development costs by lead product candidate for billing and research and development incentive income purposes, but we do not allocate personnel or other internal costs related to development to specific product candidates.

We expect research and development expense to increase significantly for the foreseeable future as we continue to increase our headcount, commence and conduct pilot and pivotal safety and efficacy studies and further develop our lead product candidates. We expect future research and development costs associated with NV‑01 to be approximately $8.0 million in total.  This includes $0.4 million for a pilot field safety and efficacy study, $1.0 million for the cost of pivotal safety and efficacy studies plus an additional $6.6 million for chemistry, manufacturing and controls studies, stability studies and regulatory compliance and other miscellaneous costs.  Our development of NV‑02 and NV‑08 is not as advanced as our development of NV‑01.  However, assuming development costs similar to those anticipated for NV‑01, we estimate research and development expense for the development of each of NV‑02 and NV‑08 (if selected as a development candidate) to be approximately $12.0 million.

Drug development is inherently unpredictable and the nature, specific timing and estimated costs of the efforts that will be necessary to complete the development of our lead product candidates are subject to numerous factors.  For example, the nature, timing and amount of research and development expense incurred will depend largely upon the outcomes of current and future pivotal safety and efficacy studies for our lead product candidates as well as the related regulatory requirements, manufacturing costs and other costs associated with the development of our lead product candidates.  Factors that can influence the duration, cost and timing of our pivotal safety and efficacy studies and development of our lead product candidates include:

•	the scope, rate of progress and expense of our ongoing, as well as any additional pivotal safety and efficacy studies and other research and development activities;
•	results of future pivotal safety and efficacy studies;
•	chemistry, manufacturing and control studies (“CMC”);
•	potential changes in government regulation; and
•	the timing and receipt of any regulatory approvals.

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

Government Grant Income

We recognize government grants at their fair value when there is a reasonable assurance that the grant will be received and all attaching conditions will be complied with.  When the grant relates to an asset, the fair value is included in the balance sheet as deferred grant income and is released to income over the expected useful life in a manner consistent with the depreciation method for the relevant asset, and on the balance sheet as other income receivable until cash is received. When the grant relates to an expense item, it is recognized as income over the periods necessary to match the grant on a systematic basis to the costs that it is intended to compensate.

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

Interest Income

We earn interest on the cash balances held with financial institutions and recognize interest when earned on an accrual basis over time.

Results of Operations

Results of operations for the three and six months ended December 31, 2015 and 2014 were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Revenue
Other	$—	$—	$—	$25
Total revenue	—	—	—	25
Operating expenses
Research and development	3,790	2,226	7,515	4,765
General and administrative	1,779	2,440	3,649	5,258
Total operating expenses	5,569	4,666	11,164	10,023
Loss from operations	(5,569)	(4,666)	(11,164)	(9,998)
Other income and expense
Research and development incentive income	457	941	1,023	1,682
Government grant income	—	22	4	319
Exchange (loss) gain	(618)	1,270	410	3,254
Interest income	39	20	76	33
Net loss	$(5,691)	$(2,413)	$(9,651)	$(4,710)

Foreign Currency

Our functional currency is U.S. dollars, and the functional currency for most subsidiaries is their local currency.  Foreign currency transactions are translated into the functional currency using the current exchange rate as of the date of the transaction.  At period-end, monetary items denominated in a foreign currency are translated into the functional currency of the relevant entity using the period-end spot rate.  The exchange gain of $1.3 million, $0.4 million and $3.3 million, respectively, in the three months ended December 31, 2014 and six months ended December 31, 2015 and 2014, respectively, and an exchange loss of $0.6 million, in the three months ended December 31, 2015, primarily related to the translation of Nexvet Australia’s U.S. dollar-denominated bank accounts to its Australian dollar functional currency.

In preparing our consolidated financial statements, the financial statements of the subsidiaries are translated at period-end exchange rates for assets and liabilities and at weighted-average rates for revenue and expenses.  The resulting translation adjustments are recognized in other comprehensive income (loss), or OCI.  The non-cash translation adjustment in accumulated OCI was a loss of $1.5 million, $0.8 million, and $3.6 million for the three months ended December 31, 2014 and six months ended December 31, 2015 and 2014, respectively and a gain of $0.6 million for the three months ended December 31, 2015.  These adjustments primarily related to the translation of U.S. dollar-denominated bank accounts within Nexvet Australia’s balance sheet to the U.S. dollar presentation currency of the consolidated balance sheet.

Although the two foreign exchange-related items both relate to our U.S. dollar-denominated bank accounts, which in substance offset each other, under U.S. GAAP, there is no offset of these two items within the condensed consolidated statements of operations and comprehensive loss.  Accordingly, in addition to U.S. GAAP measures, management uses net loss excluding exchange loss or gain, which is a non‑GAAP financial measure, to evaluate the business as management believes that it is a better reflection of the underlying business performance.

Net loss excluding exchange (loss) gain for the three and six months ended December 31, 2015 and 2014, and a reconciliation to net loss in each respective period, is presented below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Net loss as reported	$(5,691)	$(2,413)	$(9,651)	$(4,710)
Exchange (loss) gain	(618)	1,270	410	3,254
Net loss excluding exchange (loss) gain	$(5,073)	$(3,683)	$(10,061)	$(7,964)

Comparison of Three Months Ended December 31, 2015 to Three Months Ended December 31, 2014

Research and Development Expense

Research and development expense for the three months ended December 31, 2015 and 2014 was as follows:

	Three Months Ended December 31,
	2015	2014
	(in thousands)
Payroll and related	$1,271	$576
Consulting	7	25
Development costs	2,512	1,625
Total	$3,790	$2,226

Research and development expense increased $1.6 million, or 73%, from $2.2 million in the three months ended December 31, 2014 to $3.8 million in the three months ended December 31, 2015.  The increase was primarily attributable to a $0.7 million increase in payroll and related costs and a $0.9 million increase in development costs.  The increase in payroll and related costs was mainly due to expanding our research and development team, including a $0.1 million increase in share-based compensation expense.  The increase in development costs was mainly attributable to advancing the development of our lead product candidates, including NV‑01’s pilot and pivotal safety and efficacy studies, NV‑02’s pilot field safety and efficacy study and CMC costs.

In the three months ended December 31, 2015 and 2014, outsourced development costs were $0.9 million and $1.0 million, respectively, for NV‑01, $1.1 million and $0.3 million, respectively, for NV‑02, $44,000 and $0.2 million, respectively, for NV‑08 and $0.4 million and $0.1 million, respectively, for general research.

In the three months ended December 31, 2015 and 2014, research and development expense associated with our new manufacturing facility in Ireland were $0.4 million and nil, respectively.

General and Administrative Expense

General and administrative expense for the three months ended December 31, 2015 and 2014 was as follows:

	Three Months Ended December 31,
	2015	2014
	(in thousands)
Payroll and related	$966	$722
Consulting and legal fees	303	1,098
Other costs	510	620
Total	$1,779	$2,440

Our general and administrative expense decreased $0.6 million, or 25%, from $2.4 million in the three months ended December 31, 2014 to $1.8 million in the three months ended December 31, 2015.  The decrease was primarily attributable to a $0.8 million reduction in consulting and legal costs offset by a $0.2 million increase in payroll and related costs.  The increase in payroll and related costs was mainly due to expanding our general and administrative team, including a $0.1 million increase in share-based compensation expense.  Consulting and legal fees decreased $0.8 million, primarily due to incurring costs in 2014 associated with preparation for our initial public offering and Irish reorganization.  Other costs decreased by $0.1 million, mainly due to less travel costs.

Research and Development Incentive Income

Research and development incentive income decreased by $0.4 million, or 44%, from $0.9 million in the three months ended December 31, 2014 to $0.5 million in the three months ended December 31, 2015, primarily due to a decrease in Australian qualifying expenditures as lead programs progressed from the research phase (where expenditure is predominantly incurred in Australia) into the clinical and manufacturing scale-up phases (where expenditure is incurred outside of Australia).

Comparison of Six Months Ended December 31, 2015 to Six Months Ended December 31, 2014

Research and Development Expense

Research and development expense for the six months ended December 31, 2015 and 2014 was as follows:

	Six Months Ended December31,
	2015	2014
	(in thousands)
Payroll and related	$2,338	$1,040
Consulting	97	121
Development costs	5,080	3,604
Total	$7,515	$4,765

Research and development expense increased $2.7 million, or 56%, from $4.8 million in the six months ended December 31, 2014 to $7.5 million in the six months ended December 31, 2015.  The increase was primarily attributable to a $1.3 million increase in payroll and related costs and $1.5 million increase in development costs.  The increase in payroll and related costs was mainly due to expanding our research and development team, including a $0.2 million increase in share-based compensation expense.  The increase in development costs was mainly attributable to advancing the development of our lead product candidates, including NV‑01’s pilot and pivotal safety and efficacy studies, NV‑02’s pilot field safety and efficacy study and CMC costs.

In the six months ended December 31, 2015 and 2014, outsourced development costs were $2.2 million and $1.8 million, respectively, for NV‑01, $1.9 million and $1.2 million, respectively, for NV‑02, $0.1 million and $0.2 million, respectively, for NV‑08 and $0.9 million and $0.4 million, respectively, for general research.

In the six months ended December 31, 2015 and 2014, research and development expense associated with our new manufacturing facility in Ireland were $0.5 million and nil, respectively.

General and Administrative Expense

General and administrative expense for the six months ended December 31, 2015 and 2014 was as follows:

	Six Months Ended December 31,
	2015	2014
	(in thousands)
Payroll and related	$1,977	$1,481
Consulting and legal fees	740	2,634
Other costs	932	1,143
Total	$3,649	$5,258

Our general and administrative expense decreased $1.7 million, or 32%, from $5.3 million in the six months ended December 31, 2014 to $3.6 million in the six months ended December 31, 2015.  The decrease was primarily attributable to a $1.9 million reduction in consulting and legal costs offset by a $0.5 million increase in payroll and related costs.  The increase in payroll and related costs was mainly due to expanding our general and administrative team, including a $0.2 million increase in share-based compensation expense.  Consulting and legal fees decreased $1.9 million, primarily due to incurring costs in 2014 associated with preparation for our initial public offering and Irish reorganization.  Other costs decreased by $0.2 million, mainly due to less travel costs.

Research and Development Incentive Income

Research and development incentive income decreased by $0.7 million, or 41%, from $1.7 million in the six months ended December 31, 2014 to $1.0 million in the six months ended December 31, 2015, primarily due to a decrease in Australian qualifying expenditures as lead programs progressed from the research phase (where expenditure is predominantly incurred in Australia) into the clinical and manufacturing scale-up phases (where expenditure is incurred outside of Australia).

We held an allowance of $0.1 million at June 30, 2015 due to official notification that a reduced rate would be applied to our research and development incentive income claim.  We have released this allowance to our income in the six months ended December 31, 2015, given the cash for the full amount of our claim has now been paid.

Government Grant Income

In the six months ended December 31, 2015 and 2014, we recognized $4,000 and $0.3 million, respectively, in income from government grants.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception.  As of December 31, 2015, we had an accumulated deficit of $33.3 million. From our inception, we raised aggregate gross proceeds of $41.4 million from the sale of preference shares, ordinary shares, convertible notes and warrants. In February and March 2015, we raised a further aggregate gross proceeds of $41.8 million and aggregate net proceeds of $38.0 million, after deducting the underwriting discount of $2.9 million and offering expenses of $0.9 million payable by us, from the sale of ordinary shares in our initial public offering.  We believe our cash balance of $43.1 million as of December 31, 2015 will be sufficient to fund our anticipated level of operations for at least the next 12 months.  For the foreseeable future, we expect to continue to incur losses, which will increase from historical levels as we expand our product development activities, seek regulatory approvals for our lead product candidates and begin commercialization activities in anticipation of regulatory approval.

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

Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of researching and developing our current or future product candidates, including conducting proof-of-concept and pilot and pivotal safety and efficacy studies;
•	the timing of, and the costs involved in, obtaining regulatory approvals for any of our current or future product candidates;
•	the number and characteristics of the product candidates we pursue;
•	whether we acquire or license any other companies, assets, intellectual property or technologies in the future;
•	the cost of commercialization activities such as marketing, sales and distribution costs, including if any of our current or future product candidates are approved for sale;
•	the cost of manufacturing our current and future product candidates and any approved products we successfully commercialize;
•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;
•	the expenses needed to attract and retain skilled personnel;
•	the costs associated with being a public company; and
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, if any arise, including litigation costs and the outcome of such litigation.

Cash Flows

The following table shows a summary of our cash flows for the periods set forth below:

	Six Months Ended December 31,
	2015	2014
	(in thousands)
Net cash used in operating activities	$(5,403)	$(4,656)
Net cash used in investing activities	(2,816)	(176)
Net cash provided by financing activities	19	24

Net Cash Used in Operating Activities

For the six months ended December 31, 2015, net cash used in operating activities was $5.4 million. Net cash used in operating activities was primarily attributable to our net loss of $9.7 million offset by non-cash share-based compensation expense of $0.9 million and non-cash depreciation and amortization of $0.2 million and by changes in our operating assets and liabilities of $3.2 million. The key change in operating assets and liabilities was the receipt of $3.2 million for the 2015 fiscal year Research and Development incentive income.

For the six months ended December 31, 2014, net cash used in operating activities was $4.7 million.  Net cash used in operating activities was primarily attributable to our net loss of $4.7 million, and changes in our operating assets and liabilities of $0.6 million offset by non-cash share-based compensation expense of $0.5 million and non-cash depreciation and amortization of $0.1 million.

Net Cash Used in Investing Activities

For the six months ended December 31, 2015, net cash used in investing activities was $2.8 million, which was attributable to purchases of property, plant and equipment, including $2.0 million for the initial acquisition of manufacturing assets in our facility in Tullamore, Ireland.

For the six months ended December 31, 2014, net cash used in investing activities was $0.2 million, which was attributable to purchases of property, plant and equipment.

Net Cash Provided by Financing Activities

For the six months ended December 31, 2015, net cash provided by financing activities was $19,000, which was attributable to gross proceeds from the exercise or conversion of share awards issued to employees and directors.

For the six months ended December 31, 2014, net cash provided by financing activities was $24,000, which was attributable to gross proceeds from the sale of our ordinary shares.

Contractual Obligations and Commitments

Our principal contractual obligations and commitments were reported in our annual report on Form 10‑K filed with the SEC on September 3, 2015.  In September 2015, we entered a 10 year lease for a manufacturing facility in Tullamore, Ireland, with an option to purchase the building.  As of December 31, 2015, commitments on this lease totalled $1.1 million.  There have been no other material changes from the contractual obligations and commitments previously disclosed in our annual report on Form 10‑K.

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

Research and Development Accruals

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate accrued research and development expenses.  Examples of estimated accrued expenses include fees paid to vendors and clinical sites in connection with our field safety and efficacy studies, to contract research organizations in connection with our proof‑of‑concept, pilot field and pivotal safety and efficacy studies and to contract manufacturers in connection with the production of our product candidates and formulated biologics.

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

We base our accrued expenses related to proof-of-concept, pilot and pivotal safety and efficacy studies on our estimates of the services received and efforts expended pursuant to contracts with vendors, our internal resources, and payments to clinical sites based on animal enrollments.  The financial terms of the vendor agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows.  Payments under some of these contracts depend on factors such as the successful enrollment of animals and the completion of development milestones.  We estimate the time period over which services will be performed and the level of effort to be expended in each period.  If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the related expense accrual accordingly on a prospective basis.  If we do not identify costs that have been incurred or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates.  To date, we have not made any material adjustments to our estimates of accrued research and development expenses or the level of services performed in any reporting period presented.

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

If any assumptions used in the binomial option-pricing model change significantly, share-based compensation for future awards may differ materially compared with the awards granted previously.  For the three and six months ended December 31, 2015 and 2014, share-based compensation expense was $0.5 million, $0.3 million, $0.9 million and $0.5 million respectively.  We had an aggregate of $3.7 million of unrecognized share-based compensation expense as of December 31, 2015, which we expect to recognize over an estimated period of 5.5 years for awards outstanding.

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

As of December 31, 2015, we had total deferred tax assets of $4.2 million.  Our management has evaluated the factors bearing upon the ability to realize our deferred tax assets, which are comprised largely of tax loss carry forwards.  Our management concluded that a full valuation allowance was necessary to offset our net deferred tax assets due to our lack of taxable income prospects for the foreseeable future.

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

In August 2014, the FASB issued ASU 2014‑15, Presentation of Financial Statements—Going Concern (Subtopic 205‑40).  This guidance defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.  Under the guidance, management is required to evaluate, for each annual and interim reporting period, whether it is probable that the entity will not be able to meet its obligations as they become due within one year after the date that the financial statements are issued or are available to be issued. When management identifies substantial doubt about the entity’s ability to continue as a going concern, additional disclosures are required.  This guidance will be effective for annual reporting periods beginning after December 15, 2016.  We do not expect the adoption of this guidance to have a material impact on our consolidated results of operations, financial position and cash flows.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805) simplifying the accounting for measurement–period adjustments.  The guidance permits an acquirer to recognize adjustments to provisional purchase accounting amounts with a corresponding adjustment to goodwill in the reporting period in which the adjustments to the provisional amounts are determined.  The acquirer would adjust its financial statements as needed, including recognizing in current-period earnings the full effect of changes in depreciation, amortization, or other income effects, by line item, if any as a result of the change to the provisional amounts calculated as it the accounting had been completed at the acquisition date.  This guidance will be effective for annual reporting periods beginning after December 15, 2016.  We do not expect the adoption of this guidance to have a material impact on our consolidated results of operations, financial position and cash flows.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes.  This guidance simplifies the presentation of deferred income taxes, in that it requires deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  This amendment applies to all entities that present a classified statement of financial position.  The current requirement that deferred tax liabilities and assets of a tax–paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update.  This guidance will be effective for annual reporting periods beginning after December 15, 2016, however early adoption is permitted for all entities as of the beginning of an interim or annual reporting period.  The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities.  This guidance requires equity investments to be measured at fair value with changes in fair value recognized in net income, simplifies the impairment assessment of equity investments, eliminates certain disclosure requirements, requires public companies to use the exit price notion when measuring fair value, and requires certain changes to the presentation of financial assets and financial liabilities.  This guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption for public entities is allowable only for the provisions related to elimination of fair value disclosure requirements and related to presentation of fair value changes resulting from instrument-specific credit risk in other comprehensive income. Early adoption is not allowed for any other provisions. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our cash as of December 31, 2015 was deposited with several large commercial banks located in the United States and Australia.  Our primary exposure to market risk for our cash is interest income sensitivity, which is affected by changes in the general level of U.S. and, to a lesser extent, Australian interest rates.  However, because our cash is held in bank accounts, a sudden change in the interest rates associated with our cash balances would not be expected to have a material impact on our financial condition or results of operations.

We do not have any major foreign currency or derivative financial instruments.  Cash is predominantly held in U.S. dollars.  We have operations in different economic environments that use the local currency as the functional currency.  This exposes us to currency exchange fluctuations.

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.  There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Form 10‑K for the year ended June 30, 2015 and Form 10‑Q for the three months ended September 30, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Initial Public Offering

On February 4, 2015, our registration statement on Form S‑1 (File No. 333-201309) was declared effective by the SEC for our initial public offering, pursuant to which we sold an aggregate of 4.2 million ordinary shares (including the underwriters’ partial exercise of their overallotment option) at a price to the public of $10.00 per share.  Merrill Lynch, Pierce, Fenner & Smith Incorporated, Cowen and Company, LLC, Piper Jaffray & Co. and JMP Securities LLC acted as underwriters.  Following the sale of the securities registered in the registration statement, the offering terminated. On February 10, 2015 and March 11, 2015, we closed the sale of such shares, resulting in aggregate gross proceeds to us of $41.8 million and net proceeds to us of $38.0 million, after deducting the underwriting discount of $2.9 million and offering expenses payable by us of $0.9 million.  As of December 31, 2015, we have used $3.3 million of the proceeds from our initial public offering to fund the purchase of assets in a biologics manufacturing facility in Ireland and associated operating expenses.  We have not made any payments to our directors, officers or persons owning ten percent or more of our ordinary shares or to their associates, or to our affiliates.  Otherwise, there has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on February 5, 2015 pursuant to Rule 424(b).

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

Nexvet Biopharma public limited company

Date: February 16, 2016	By:	/s/ Mark Heffernan
Mark Heffernan, Ph.D.
Chief Executive Officer and Director

Date: February 16, 2016	By:	/s/ Damian Lismore
Damian Lismore
Chief Financial Officer (Principal Financial and Accounting Officer)