Form 10-Q
period 2016-03-31
Nexvet Biopharma plc
filed 2016-05-12
CIK 1618561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of April 29, 2016, the registrant had approximately 11,563,133 ordinary shares, nominal value $0.125, outstanding.

NEXVET BIOPHARMA PUBLIC LIMITED COMPANY

SPECIAL NOTE REGARDING FORWARD LOOKING StatementS

This Quarterly Report on Form 10‑Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward looking statements consist of all statements other than statements of historical fact, including statements regarding our future results of operations and financial position, results of any current or future pivotal safety and efficacy study, future expenditures relating to our lead product candidates, time for completion of any of our studies or facilities upgrades, ability to develop our pipeline of product candidates, business strategy, prospective products, ability to successfully manufacture our own product candidates, ability to meet conditions for the receipt of government grants, time for regulatory submissions or ability to qualify for conditional licensure or obtain product approvals, research and development costs, timing and likelihood of success, plans and objectives of management for future operations, and future results of current and anticipated products.  These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements.  The words “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “plan,” “potential,” “predict,” “project,” “position,” “seek,” “should,” “target,” “will,” “would,” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward looking statements contain these identifying words.  These forward looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors.

Factors that could cause actual results to differ materially from our expectations expressed in this report include those summarized under Risk Factors elsewhere in this report or included in our annual report on Form 10-K filed with the SEC on September 3, 2015.  Given these risks and uncertainties, you should not place undue reliance on these forward looking statements.  Also, forward looking statements represent management’s beliefs and assumptions only as of the date of this report.  Except as required by law, we do not intend, and undertake no obligation, to revise or update these forward-looking statements or to update the reasons actual results could differ materially from those anticipated in these forward looking statements, even if new information becomes available in the future.

Unless otherwise stated or the context otherwise indicates, references to “we,” “us,” “our,” “Nexvet,” “Nexvet Biopharma plc” or the “Company” refer to Nexvet Biopharma public limited company and its consolidated subsidiaries.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed consolidated Balance Sheets
(unaudited)

(in thousands, except share and per share amounts)

	March 31, 2016	June 30, 2015
Assets
Current assets
Cash	$37,162	$52,033
Other income receivable	1,813	3,301
Prepaid expenses and other	768	607
Total current assets	39,743	55,941
Noncurrent assets
Other income receivable	55	—
Prepaid expenses	139	163
Total noncurrent assets	194	163
Property, plant and equipment, net	4,235	549
Intangible assets, net	42	19
Total assets	$44,214	$56,672
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$1,549	$658
Accrued expenses and other liabilities	3,278	2,352
Deferred grant income	280	—
Deferred lease incentive	23	23
Total current liabilities	5,130	3,033
Noncurrent liabilities
Accrued expenses and other liabilities	67	—
Deferred grant income	55	—
Deferred lease incentive	44	61
Total noncurrent liabilities	166	61
Total liabilities	$5,296	$3,094
Commitments and contingencies (Note 11)
Shareholders’ equity
Ordinary shares, $0.125 nominal value per share, 100,000,000 shares authorized as of March 31, 2016 and June 30, 2015—11,563,133 and 11,406,916 shares issued and outstanding as of March 31, 2016 and June 30, 2015, respectively	$1,445	$1,426
Euro deferred shares, €100 nominal value per share, 400 shares authorized as of March 31, 2016 and June 30, 2015—400 shares issued and outstanding as of March 31, 2016 and June 30, 2015	13	13
Additional paid-in capital	81,626	80,275
Accumulated other comprehensive loss	(5,115)	(4,481)
Accumulated deficit	(39,051)	(23,655)
Total shareholders’ equity	38,918	53,578
Total liabilities and shareholders’ equity	$44,214	$56,672

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Revenue
Other	$—	$—	$—	$25
Total revenue	—	—	—	25
Operating Expenses
Research and development	4,260	2,679	11,775	7,444
General and administrative	1,680	2,430	5,329	7,688
Total operating expenses	5,940	5,109	17,104	15,132
Loss from operations	(5,940)	(5,109)	(17,104)	(15,107)
Other Income (Expense)
Research and development income	418	1,011	1,441	2,693
Government grant income	—	84	4	403
Exchange (loss) gain	(259)	1,341	151	4,595
Interest income	36	5	112	38
Net loss	$(5,745)	$(2,668)	$(15,396)	$(7,378)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.50)	$(0.36)	$(1.34)	$(2.30)
Weighted-average ordinary shares outstanding, basic and diluted	11,559,056	7,474,478	11,502,409	3,204,434
Comprehensive Loss
Net loss	$(5,745)	$(2,668)	$(15,396)	$(7,378)
Net gain (loss) in foreign currency translation adjustments	210	(1,505)	(634)	(5,123)
Total comprehensive loss	$(5,535)	$(4,173)	$(16,030)	$(12,501)

The accompanying notes are an integral part of these condensed consolidated financial statements.

condensed Consolidated Statements of Changes in Convertible Preference shares and Shareholders’ EQUITY (Deficit)

(unaudited)

(in thousands, except share and per share amounts)

	Convertible Preference Shares		Ordinary Shares		Ordinary Shares Subject to Limited Recourse Loans		Euro Deferred Shares		Convertible Preference Shares		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Other	Share Premium
Balance as of July 1, 2014	5,937,138	$33,826	1,014,130	$126	254,680	$—	—	$—	—	$—	$937	$1,405	$373	$(11,798)	$(8,957)
Issuance of ordinary shares and Euro deferred shares	—	$—	2	$—	—	$—	400	$13	—	$—	$—	$—	$—	$—	$13
Ordinary shares no longer subject to limited recourse loan	—	—	109,611	14	(109,611)	—	—	—	—	—	—	(14)	—	—	—
Share repurchase	—	—	—	—	(145,069)	—	—	—	—	—	—	—	—	—	—
Issuance of share warrants	—	—	—	—	—	—	—	—	—	—	—	5,435	—	—	5,435
Issuance of ordinary shares—conversion of share-based compensation	—	—	126,410	16	—	—	—	—	—	—	(645)	642	—	—	13
Issuance of ordinary shares, net of issuance costs of $3,830	6	—	4,176,903	522	—	—	—	—	—	—	—	37,416	—	—	37,938
Adjustment for shares issued in connection with share consolidation	16	—	9	—	—	—	—	—	—	—	—	—	—	—	—
Reclassification into shareholders’ equity	(5,937,160)	(33,826)	—	—	—	—	—	—	5,937,160	33,826	—	—	—	—	33,826
Reclassification into ordinary shares	—	—	5,937,160	742	—	—	—	—	(5,937,160)	(33,826)	—	33,084	—	—	—
Share bonus award			42,691	6	—	—	—	—	—	—	(304)	304	—	—	6
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	2,081	—	—	—	2,081
Exchange difference on translation of foreign operations	—	—	—	—	—	—	—	—	—	—	(4)	(62)	(4,854)	—	(4,920)
Net loss	—	—	—	—	—	—	—	—	—	—		—	—	(11,857)	(11,857)
Balance as of June 30, 2015	—	$—	11,406,916	$1,426	—	$—	400	$13	—	$—	$2,065	$78,210	$(4,481)	$(23,655)	$53,578
Issuance of ordinary shares—conversion of share-based compensation	—	$—	156,217	$19	—	$—	—	$—	—	$—	$(1,169)	$1,169	$—	$—	$19
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	1,351	—	—	—	1,351
Exchange difference on translation of foreign operations	—	—	—	—	—	—	—	—	—	—	—	—	(634)	—	(634)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(15,396)	(15,396)
Balance as of March 31, 2016	—	$—	11,563,133	$1,445	—	$—	400	$13	—	$—	$2,247	$79,379	$(5,115)	$(39,051)	$38,918

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED ConsolidaTed Statements of Cash Flows

(unaudited)

(in thousands, except share and per share amounts)

	Nine Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities
Net loss	$(15,396)	$(7,378)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation expense	1,351	943
Depreciation and amortization expense	323	113
Changes in assets and liabilities:
Other income receivable	1,433	(90)
Prepaid expenses and other	(137)	(314)
Accounts payable, accrued expenses, other liabilities and lease incentive liability	2,202	(410)
Net cash used in operating activities	(10,224)	(7,136)
Cash Flows from Investing Activities
Purchase of property, plant and equipment and intangible assets	(3,954)	(240)
Net cash used in investing activities	(3,954)	(240)
Cash Flows from Financing Activities
Net proceeds from issuance of ordinary shares	19	37,962
Net cash provided by financing activities	19	37,962
Effect of exchange rate changes on cash	(712)	(5,160)
Net (decrease) increase in cash	(14,871)	25,426
Cash at beginning of period	52,033	30,041
Cash at end of period	$37,162	$55,467

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to CONDENSED Consolidated Financial Statements

(unaudited)

1. Organization and Description of Business

Nexvet Biopharma public limited company and its subsidiaries (the “Company”) is a clinical-stage biopharmaceutical company focused on transforming the therapeutic market for companion animals by developing and commercializing novel, species-specific biologics.  Biologics are therapeutic proteins derived from biological sources.  As a class, biologics have transformed human medicine in recent decades and represent many of the top-selling therapies on the market today.  The Company’s platform technology, which it refers to as “PETization,” is an algorithmic approach that enables the Company to rapidly create monoclonal antibodies (“mAbs”) a type of biologic, that are designed to be recognized as “self” or “native” by an animal’s immune system, a property referred to as “100% species-specificity.”  PETization is designed to build upon the safety and efficacy data from clinically tested human therapies to create new therapies for companion animals, thereby reducing clinical risk and development cost.

Biologics generally include mAbs, which are targeted antibodies derived from identical (“clonal”) cells, and fusion proteins, which are proteins created by joining two or more genes coded for separate proteins. The Company’s first product candidate, NV‑01 or “ranevetmab,” is a mAb that targets and inhibits the function of nerve growth factor (“NGF”) for the control of pain associated with osteoarthritis in dogs.  NGF is a protein involved in neural signaling, including pain signals, and NGF inhibitors (“anti-NGFs”) seek to interrupt those signals to reduce pain.

In November 2015, the Company announced that its pivotal safety and efficacy study of ranevetmab met its primary efficacy endpoint: a statistically significant improvement over placebo in the assessed level of pain (p≤0.038) as measured using changes in Client‑Specific Outcome Measures (“CSOM”) score between enrollment and day 28.  This study’s design was agreed under protocol concurrence with the Center for Veterinary Medicine (“CVM”) at the United States Food and Drug Administration (“FDA”). Ranevetmab was found to be safe and well-tolerated with no significant adverse safety signals observed in the study.  Clinically meaningful magnitudes of benefit and statistically significant differences over placebo were also achieved for the majority of the secondary endpoints measured in the study, which used a monthly subcutaneous injection for three months. The Company believes the results of this study constitute a substantial body of efficacy data that the Company intends to use as the basis of its planned submissions for marketing authorizations in both the United States (“U.S.”) and Europe.  During the third quarter of fiscal year 2016, the Company successfully completed a pilot field study that confirmed ranevetmab’s safety and efficacy in a range of dosages and treatment regimens (including intravenous administration).

The Company has a master collaboration, supply and distribution agreement, and a specific distribution agreement for ranevetmab, with Virbac S.A., (“Virbac”), one of the largest animal health companies in the world. Under these agreements, we appointed Virbac as our sole and exclusive distributor of ranevetmab (and any other products for which the Company enters into a specific distribution agreement with Virbac) in the veterinary field worldwide, except for the U.S. and Canada. For ranevetmab, Virbac must provide clinical, regulatory, marketing and sales advice, sell it, meet or exceed minimum annual net sales obligations and provide other services specified in the agreements. The Company will receive a fixed percentage between 45-55% of the commercial margin from Virbac’s sales of ranevetmab. The Company has retained the rights to distribute ranevetmab in the U.S. and Canada and intends to market and distribute ranevetmab through a dedicated sales team and distributors.

The Company’s second product candidate, NV-02, is an anti-NGF mAb for the control of pain associated with osteoarthritis in cats. The Company announced positive and statistically significant top-line results from its proof-of-concept efficacy study and its pilot safety study of NV-02 in June 2015. In October 2015, the Company announced the commencement of a placebo-controlled, blinded, multi-site pilot field safety and efficacy study, targeting enrollment of 90 cats with naturally occurring osteoarthritis. Enrollment is complete and the Company anticipates results from this pilot field study in the second quarter of 2016.

Since the Company’s initial public offering, the Company has focused on clinical development of its most advanced candidates and securing infrastructure to become a vertically integrated veterinary biopharmaceutical company. The Company has built a pipeline of research programs and development candidates, most derived from PETization, in therapeutic areas where human mAbs and therapeutic proteins have had significant impact.  After chronic pain in dogs and cats, the Company’s next most advanced programs are in the areas of inflammation, allergy and immuno-oncology.

The Company has progressed its anti-inflammatory programs during the quarter; including NV-08, a canine tumor necrosis factor (TNF) receptor fusion protein, and new research to identify anti-TNF monoclonal antibody candidates. Candidates targeting TNF may have therapeutic potential in a variety of inflammatory conditions including atopic dermatitis.  As a general principle, when proof-of-concept studies are complete, drug candidates are considered for progression into formal development. After generating supportive safety and immunogenicity data, NV-08 demonstrated an anti-inflammatory effect in dogs; however it did not meet the Company’s target product profile in relation to required dosing frequency.  The Company’s drug discovery team has identified new, potent neutralizing mAbs with high affinity for both canine and feline TNF, and these mAbs have been successfully PETized.  In general, mAbs have a substantially longer half-life than fusion proteins. The Company’s new anti-TNF mAb candidates will now replace the Company’s fusion protein programs (including NV-08) and will progress into proof-of-concept studies.

In July 2015, the Company entered a research and development collaboration with Zenoaq, a leading animal health company based in Japan, which involves applying PETization to convert mAb candidates identified by Zenoaq into 100% species-specific candidates in the areas of immuno-oncology and allergy/inflammation. This collaboration has yielded fully caninized, or ‘100% dog,’ mAbs that bind and potently inhibit the immuno-oncology target programmed cell death protein 1 (PD-1).

The United States Department of Agriculture (“USDA”) Center for Veterinary Biologics has confirmed its regulatory jurisdiction over anti-PD-1 mAbs, providing the opportunity for conditional licensure.  Conditional licensure allows for market entry of a product on a comparatively rapid basis, under certain conditions, after a demonstration of purity, safety and a reasonable expectation of efficacy. While a conditional licensure is in place, the license holder continues to develop efficacy data in order to apply for full approval.  The Company expects further proof-of-concept data from the canine and feline anti-TNF mAb candidates and the anti-PD-1 mAb program to inform the design of any further studies required for regulatory approval.

In September 2015, the Company secured a biopharmaceutical manufacturing facility in Tullamore, Ireland. The Company is reconfiguring this facility to be a dedicated veterinary biopharmaceutical facility with the capability to meet anticipated future clinical and commercial production needs for therapeutic drug substance. A team of 20 process scientists, quality assurance personnel and support staff has been assembled.  The facility has obtained state-of-the-art large-scale disposable bioreactors and other equipment in preparation for manufacture of veterinary mAbs in accordance with good manufacturing practices.

The Company has experienced losses since its inception and had an accumulated deficit of $39.1 million and $23.7 million as of March 31 2016 and June 30, 2015, respectively.  For the foreseeable future, management expects the Company to continue to incur losses and negative cash flows, which will increase significantly from historical levels as the Company expands its development activities, seeks regulatory approvals for its lead product candidates and begins to commercialize any approved products.  To date, the Company has been funded primarily through sales of capital shares.  Management believes the Company’s cash of $37.2 million as of March 31, 2016 will be sufficient to fund its operations for at least the next 12 months.

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

Share Consolidations and Irish Reorganization

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

In September 2014, Nexvet Biopharma Limited, a newly formed Irish private company, became the parent company of Nexvet Australia and its subsidiaries pursuant to a transaction in which all of the holders of securities of Nexvet Australia exchanged their holdings for equivalent securities, as applicable, of Nexvet Biopharma Limited.  Nexvet Biopharma Limited then re-registered as an Irish public limited company in September 2014 (such exchange and re-registration is referred to as the “Irish Reorganization”).  Nexvet Biopharma public limited company became the parent company of Nexvet Australia pursuant to the Irish Reorganization, and for financial reporting purposes the historical consolidated financial statements of Nexvet Australia became the historical consolidated financial statements of Nexvet Biopharma public limited company and its subsidiaries as a continuation of the predecessor.  The capital structure presented in the form 10-Q is that of Nexvet Biopharma public limited company.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying interim condensed consolidated financial statements of the Company include the operations of all its wholly‑owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  Such operations include the Company, Nexvet Australia, NVIP Pty Limited, Nexvet Ireland Limited, Tevxen Limited, BioNua Limited (“BioNua”), Nexvet UK Limited and Nexvet US, Inc.  All intercompany balances and transactions have been eliminated on consolidation.  The Company’s fiscal year ends on June 30, and references to any fiscal year are to the Company’s year ended June 30 in that year.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements and related disclosures as of March 31, 2016 and for the three and nine months ended March 31, 2016 and 2015 are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2016 and the results of its operations, comprehensive loss and cash flows for the three and nine months ended March 31, 2016 and 2015. The financial data and other information disclosed in these notes related to the three and nine months ended March 31, 2016 and 2015 are unaudited. The results for the three and nine months ended March 31, 2016 and 2015 are not necessarily indicative of results to be expected for a full year, any other interim periods or any future year or period.

These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as of, and for the year ended June 30, 2015 included in the Company’s annual report on Form 10‑K filed with the SEC on September 3, 2015. The condensed consolidated balance sheet data as of June 30, 2015 was derived from audited consolidated financial statements.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period.  Significant items subject to such estimates and assumptions include research and development incentive income, research and development accruals, government grant income, share-based payments, valuation of warrants, options and restricted share units and deferred income taxes.  Actual results could differ from those estimates.

Net Loss Per Share

Net loss per share information is determined using the two-class method, which includes the weighted-average number of ordinary shares outstanding during the period and other securities that participate in dividends (a participating security).  The Company’s convertible preference shares were participating securities as defined by Accounting Standards Codification (“ASC”) Topic 260‑10, Earnings Per Share.  Net loss per share disclosures have been revised to give effect to the share consolidations that took place in the 2014 calendar year.

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

Cash

As of March 31, 2016 and June 30, 2015, the Company’s cash consisted of cash deposited in a business operating account or in short-term deposit accounts of less than 90 days’ original duration.

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

The Company is subject to risks common to companies in the biotechnology industry.  The Company’s research and development may not be successfully completed, adequate protection for the Company’s technology may not be obtained, any products developed may not obtain necessary government regulatory approval and any approved products may not be commercially viable.  The Company operates in an environment of competition from other animal health companies, some of which have substantially more resources at their disposal.  In addition, the Company is dependent upon the services of its employees and consultants, as well as third‑party contract research organizations and manufacturers.

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

The Company’s material financial instruments comprise cash and short-term deposits.

Other Income Receivable

Other income receivable is recorded at the invoiced amount where available.

BioNua is eligible under an agreement with the Industrial Development Agency (Ireland) (“IDA”) to receive cash as grant income based on a fixed percentage of eligible research and development expenditure in Ireland on a defined project, which includes the achievement of pre-agreed performance targets.  Government grants are recognized at their fair value when there is reasonable assurance that the grant will be received and it is probable that all attaching conditions will be complied with.

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

Foreign Currency

The Company’s functional currency is U.S. dollars, and the functional currency for most subsidiaries is their local currency.  Foreign currency transactions are translated into the functional currency using the current exchange rate as of the date of the transaction.  At period end, monetary items denominated in a foreign currency are translated into the functional currency of the relevant entity using the period-end spot rate.

In preparing the Company’s consolidated financial statements, the financial statements of the subsidiaries are translated at period‑end exchange rates as to assets and liabilities and weighted-average rates as to revenue and expenses.  The resulting translation adjustments are recognized in other comprehensive income (loss) (“OCI”).

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

General and Administrative Expense

General and administrative expense consists primarily of non-research and development-related payroll and related expense for employees, consultants and directors, including wages, related benefits and share-based compensation.  General and administrative expense also includes professional and consulting fees for legal, accounting, tax services and other general business services, as well as other expenses such as travel, rent and facilities costs.

Other Income (Expense)

Research and development income

Australia

Nexvet Australia is eligible under the AusIndustry research and development tax incentive program to obtain a cash amount from the ATO.  The tax incentive is available to Nexvet Australia on the basis of specific criteria with which Nexvet Australia must comply.  Although the tax incentive is administered through the ATO, the Company has accounted for the tax incentive outside the scope of ASC Topic 740, Income Taxes, as an income tax benefit since Nexvet Australia meets the applicable requirements to participate in the program and the incentive is not linked to Nexvet Australia’s income tax liability and can be realized regardless of whether Nexvet Australia has generated taxable income.  Research and development incentive income is recognized when eligible research and development activities have been undertaken and the Company has completed its assessment of whether such activities meet the relevant qualifying criteria.

Ireland

Nexvet Ireland and BioNua are both eligible under the Research and Development Tax Credit (“R&D Tax Credit”) Guidelines of Ireland to claim a tax credit, up to 25% of eligible research and development expenditure less expenditure already covered by the IDA grant assistance.  The tax credit is normally offset against corporation tax payable in Ireland.  For companies at the same stage of development as Nexvet Ireland and BioNua, there may be the ability to elect to receive the tax credit as a cash payment in three equal amounts, approximately 9, 21 and 33 months after the relevant fiscal year end, subject to meeting certain qualifying subject criteria.

As of March 31, 2016, the companies are building their key management teams and capabilities. Both companies intend to apply for the R&D Tax Credit from the Irish Tax and Customs, anticipated around September 2016.  The Company believes it is premature to recognize an amount as income in the Statement of Operations and will do so when it determines that it meets all the necessary qualifying criteria.

Government grant income

BioNua is eligible, under an agreement with the IDA, to receive cash as grant income based on a fixed percentage of eligible research and development expenditure in Ireland on a defined project, which includes the achievement of pre-agreed performance targets.  Any expenditure eligible under this agreement cannot be claimed under the R&D tax credit scheme.  The maximum grant available to the Company is Euro 2.4 million over the life of the agreement.

The Company recognizes government grant income at fair value when there is reasonable assurance that the grant will be received and it is probable that all attaching conditions will be complied with.  When the grant relates to an asset, the fair value is included in the balance sheet as deferred grant income, which is released to income over the expected useful life in a manner consistent with the depreciation method for the relevant asset and subject to meeting other relevant conditions, and it is recorded on the balance sheet as other income receivable until cash is received.  When the grant relates to an expense item, it is recognized as income over the periods necessary to match the grant on a systematic basis to the costs that it is intended to compensate, and it is recorded on the balance sheet as other income receivable until cash is received.

The Company has not recognized the IDA grant income to date due to uncertainty on achieving the development milestones for the defined projects.  The Company has otherwise complied with all other requirements of the agreement to date.

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

Comprehensive Loss

Comprehensive loss represents the total change in shareholders’ equity during the period other than from transactions with shareholders, which for the Company includes net change in foreign currency translation adjustments.

Share-Based Compensation

The Company’s share-based compensation plan (see Note 9) provides for the grant of share options, restricted share units and other share-based awards.  The fair value of share options is determined as of the date of grant using the binomial option-pricing model.  This method incorporates the fair value of the Company’s ordinary shares at the date of each grant and various assumptions such as the risk-free interest rate, actual volatility or expected volatility based on the historic volatility of peer companies, expected dividend yield, and expected term of the share option.  Restricted share units are valued at the fair value of the underlying ordinary shares as of the date of grant. The Company classifies share-based compensation expense in the statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified.

The Company recognizes share-based compensation expense based on the grant date fair value of the entire award over the total period during which an employee is required to provide service in exchange for the award.   In accordance with ASC 718, the amount of compensation expense recognized at each balance date is at least equal to the grant date fair value of the vested portion of the award on that date.  Where performance conditions are attached to the awards, compensation expense is recognized in the period in which it becomes probable that the performance target will be achieved, net of estimated pre-vesting forfeitures over the requisite service period.  The probability of vesting is reassessed at each reporting period for awards with performance conditions and compensation expense is adjusted based on this probability assessment.

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

Total assets, property and equipment, net and total property and equipment additions by geography, reconciled to the consolidated amounts, were as follows as of the dates indicated:

	March 31,	June 30,
	2016	2015
United States	(in thousands)
Total assets	$35,730	$38,973
Property and equipment, net	10	4
Total property and equipment additions	7	4
Australia
Total assets	$4,095	$17,259
Property and equipment, net	1,261	538
Total property and equipment additions	865	283
Ireland
Total assets	$4,389	$440
Property and equipment, net	2,964	7
Total property and equipment additions	3,054	7
Consolidated
Total assets	$44,214	$56,672
Property and equipment, net	4,235	549
Total property and equipment additions	3,926	294

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This guidance also requires an entity to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  Qualitative and quantitative information is required about:

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

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) Identifying Performance Obligations and Licensing. The guidance clarifies that an entity should recognize revenue to depict the transfer of promised goods or services to customers that reflects the consideration and revenue to which the entity expects to be entitled in exchange for those goods or services or performance obligations satisfied.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes.  This guidance simplifies the presentation of deferred income taxes, in that it requires deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  This amendment applies to all entities that present a classified statement of financial position.  The current requirement that deferred tax liabilities and assets of a tax–paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update.  This guidance will be effective for annual reporting periods beginning after December 15, 2016; however, early adoption is permitted for all entities as of the beginning of an interim or annual reporting period.  The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  This guidance increases transparency and comparability by recognizing the assets and liabilities arising from leases on the balance sheet and disclosing key information about leasing arrangements.  The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entity, not-for-profit and employee benefit plans and for all other entities this update is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020.  Early adoption is permitted for all entities. The Company is still assessing the impact of the adoption of this guidance on the Company’s consolidated results of operations, financial position or cash flows.

In March 2016, the FASB issued ASU 2016-05, Liabilities—Derivative and Hedging (Topic 815).  This amendment is to clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. This guidance will be effective for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years, and early adoption for public entities is allowable. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting.  This guidance clarifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

3. Other Income Receivable

Other income receivable consisted of the following as of the dates indicated:

	March 31,	June 30,
	2016	2015
Current	(in thousands)
Research and development receivable	$1,409	$3,242
Government grant receivable	284	—
Other	120	59
Other income receivable	$1,813	$3,301

Noncurrent
Government grant receivable	$55	$—

4. Property Plant and Equipment

Property, plant and equipment, consisted of the following as of the dates indicated:

	Computer Equipment	Research and Development Equipment	Office Equipment	Plant and Equipment	Leasehold Improvements	Total
	(in thousands)
Opening balance July 1, 2014	$57	$214	$92	$—	$151	$514
Additions	$35	$258	$1	$—	$—	$294
Disposals	—	—	—	—	—	—
Depreciation	(25)	(86)	(12)	—	(29)	(152)
Exchange rate adjustment	(11)	(52)	(19)	—	(25)	(107)
Closing balance June 30, 2015	$56	$334	$62	$—	$97	$549
Additions	$115	$1,873	$69	$460	$1,409	$3,926
Disposals	—	(7)	—	—	—	(7)
Depreciation	(28)	(158)	(15)	(24)	(93)	(318)
Exchange rate adjustment	4	71	(1)	3	8	85
Closing balance March 31, 2016	$147	$2,113	$115	$439	$1,421	$4,235

In September 2015, the Company acquired certain manufacturing assets in Ireland as set out below. This was not a business combination under Topic 805.

Assets Acquired and Consideration
(in thousands)
Assets acquired
Leasehold improvements	$1,397
Plant & Machinery	449
Office equipment (including furniture and fittings)	67
Laboratory equipment	64
Total assets acquired	$1,977
Consideration
Cash paid	$1,887
Retention amount withheld	90
Total consideration	$1,977

5. Accrued Expenses and other liabilities

Accrued expenses and other liabilities consisted of the following as of the dates indicated:

	March 31,	June 30,
	2016	2015
Current	(in thousands)
Payroll and related expenses	$1,284	$1,027
Professional fees	341	361
Research and development costs	1,653	964
Accrued expenses	$3,278	$2,352

Noncurrent
Payroll and related expenses	$62	$—
Other	5	—
Accrued expenses	$67	$—

6. Ordinary Shares

As of March 31, 2016 and June 30, 2015, there were 11,563,133 and 11,406,916 ordinary shares outstanding, respectively.

7. Fair Value Measurement

Assets and liabilities carried at fair value on a recurring basis as of March 31, 2016 and June 30, 2015, including financial instruments, which the Company accounts for under the fair value option, are summarized in the following tables.

March 31, 2016	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
	(in thousands)
Assets
Cash	$37,162	$—	$—	$37,162

June 30, 2015	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets
Cash	$52,033	$—	$—	$52,033

There were no transfers between the levels within the reporting periods.

8. Net Loss Per Share

The calculation of net loss per participating securities (“EPS”) for the three and nine months ended March 31, 2016 and 2015 is presented below.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
	(in thousands, except share and per share amounts)		(in thousands, except share and per share amounts)
Net loss	$(5,745)	$(2,668)	$(15,396)	$(7,378)
Weighted-average ordinary shares issued and outstanding—basic and diluted	11,559,056	7,474,478	11,502,409	3,204,434
Net loss per ordinary share—basic and diluted	$(0.50)	$(0.36)	$(1.34)	$(2.30)

The following ordinary share equivalents were excluded from the calculation of diluted net loss per share for the periods ended on the dates indicated because including them would have an anti-dilutive effect:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015

Share-based awards	1,045,938	467,403	1,045,938	467,403
Warrants	1,766,998	1,766,998	1,766,998	1,766,998
Total	2,812,936	2,234,401	2,812,936	2,234,401

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

The ordinary shares available under the 2015 Plan will not be reduced by awards settled in cash, but will be reduced by ordinary shares withheld to satisfy tax withholding obligations with respect to ordinary share options (but not other types of awards).  The gross number of ordinary shares issued upon the exercise of options exercised by means of a net exercise or by tender of previously-owned ordinary shares will be deducted from the ordinary shares available under the 2015 Plan.  Notwithstanding the foregoing, and subject to adjustment as described below, the maximum aggregate number of ordinary shares that may be subject to issuance at any given time under the 2015 Plan in connection with outstanding awards may not exceed a number equal to ten percent of the Company’s total issued and outstanding ordinary shares (calculated on a non-diluted basis).

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

10. Valuation of Share Awards

Prior to February 2015

The fair value of each share option is estimated on the date of grant using the binomial option-pricing model. The Company was a private company until February 2015 and lacked company-specific historical and implied volatility information. Therefore, it has estimated its expected share volatility based on the historical volatility of its publicly traded peer companies until such time as it has adequate historical data regarding the volatility of its own traded share price. The expected term of the Company’s share options has been determined utilizing the “simplified” method as the Company has insufficient historical experience for share options overall, rendering existing historical experience irrelevant to expectations for current grants. The risk-free interest rate is determined by reference to the appropriate reserve bank yield in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The fair value of the underlying ordinary shares considered the price per share paid by investors in the Company’s private financings, including the Series B Preference Shares in May 2014.

Post February 2015

Since completion of the Company’s initial public offering, the fair value of the underlying ordinary shares has been based on the price per share quoted on the NASDAQ Global Market at the date of grant.

The fair value of the share awards was estimated using the following assumptions:

	Three Months Ended March 31, 2016	Nine Months Ended March 31, 2016
Risk free interest rate	—	1.7%
Expected term (in years)	—	1 - 4 years
Expected volatility	—	75%
Forfeiture rate	—	7.5%
Expected dividend yield	—	zero

The following table summarizes share option activity for fiscal year 2015 and the nine months ended March 31, 2016:

	Shares Issuable Under Options		Weighted- Average Exercise Price
Outstanding as of July 1, 2014	470,479		$2.33
Granted	663,661		9.55
Exercised	(96,540)		0.125
Ordinary shares no longer subject to limited recourse loans	(109,611)	(1)	4.20
Repurchased	(145,069)		6.35
Expired or forfeited	(6,289)		0.125
Outstanding as of June 30, 2015	776,631		$8.18
Granted	60,000		$5.10
Exercised	(126,017)	(2)	0.125
Expired or forfeited	—		—
Outstanding as of March 31, 2016	710,614	(2)	$9.35

Options vested and expected to vest, as of June 30, 2015	159,937		$5.77
Options vested and expected to vest, as of March 31, 2016	350,812		$9.87
(1)	Reflects ordinary shares issued subject to limited recourse loans.
(2)	The average intrinsic value of options exercised during the period ended and outstanding, as at March 31, 2016 were $4.34 and $nil, respectively.

In addition to the share options described above, the Company has granted restricted share units to its directors, employees and consultants. Restricted share units are valued at the fair value of the underlying ordinary shares as of the date of grant. The fair value of the ordinary shares issuable upon conversion of restricted share units is considered the price per share paid by investors in the Company’s private financings. The ordinary shares subject to the restricted share units are generally issued when they vest.  The table below presents the Company’s restricted share unit activity for fiscal year 2015 and the nine months ended March 31, 2016:

	Number of Restricted Share Units		Weighted Average Grant Date Fair Value
Outstanding as of July 1, 2014	29,214		$5.15
Granted	57,947		7.83
Converted	(29,489)		5.85
Forfeited	—		—
Outstanding as of June 30, 2015	57,672		$7.48
Granted	309,334		$4.28
Converted	(30,200)	(1)	7.80
Forfeited	(1,482)		—
Outstanding as of March 31, 2016	335,324	(1)	$4.51

Converted and expected to convert, as of June 30, 2015	4,400		$9.19
Converted and expected to convert, as of March 31, 2016	—		$—
(1)	The average intrinsic value of restricted share units converted during the period ended and outstanding, as at March 31, 2016 were $4.18 and $3.18, respectively.

Share-Based Compensation

The Company recognizes share-based compensation expense for only the portion of awards that are expected to vest. In developing a forfeiture rate estimate, the Company has considered its historical experience to estimate pre-vesting forfeitures for service-based awards. The impact of a forfeiture rate adjustment will be recognized in full in the period of adjustment, and if the actual forfeiture rate is materially different from the Company’s estimate, the Company may be required to record adjustments to share-based compensation expense in future periods.  The weighted average remaining contract life on all outstanding options and restricted share units as of March 31, 2016 was 5.0 years and 1.6 years, respectively.

The Company recorded share-based compensation expense related to share options and restricted share units for the three and nine months ended March 31, 2016 and 2015 as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Research and development	$166	$148	$568	$321
General and administrative	246	257	783	622
Total	$412	$405	$1,351	$943

The Company had an aggregate of $3.3 million and $3.1 million of unrecognized share-based compensation expense for share awards outstanding as of March 31, 2016 and June 30, 2015, respectively, which is expected to be recognized over an estimated period of 4.9 years and 4.0 years, respectively.

11. Commitments and Contingencies

Indemnities and Guarantees

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. The Company indemnifies its directors and officers to the extent permitted under the Company’s Constitution and the Irish Companies Act and provides expense advancement for our directors and executive officers for certain expenses, including attorneys’ fees, judgements, fines, and settlements amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of our directors or executive officer.  The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. These indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying balance sheets.

Operating Leases and Purchase Obligations

Commitments consisted of the following as of the dates indicated:

	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
March 31, 2016	(in thousands)
Operating leases	$1,415	$198	$408	$251	$558
Purchase obligations	1,628	1,628	—	—	—
Total	$3,043	$1,826	$408	$251	$558

	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
June 30, 2015	(in thousands)
Operating leases	$352	$109	$190	$53	$—
Purchase obligations	680	680	—	—	—
Total	$1,032	$789	$190	$53	$—

Operating Leases

The Company entered into a lease for its office in Melbourne, Australia commencing December 2013 for a period of five years. As of March 31, 2016 and June 30, 2015 commitments totaled $0.3 million and $0.4 million, respectively.  Rent expense was $0.2 million and $0.2 million for the nine months ended March 31, 2016 and fiscal year 2015, respectively. Included in rent expense is a build-out incentive of $16,000 and $26,000 for the nine months ended March 31, 2016 and fiscal year 2015, respectively. A portion of the incentive paid by the landlord is to be repaid by the Company if the lease is terminated early, determined by the unexpired term of the lease over the original 60‑month lease term.

The Company entered into a lease for a facility in Tullamore, Ireland commencing September 2015 for a period of 10 years, with an option to purchase the building. As of March 31, 2016, commitments on this lease totaled $1.1 million.

Purchase Obligations

In connection with the development of biologics, the Company had open contracts with suppliers for goods and services of $1.6 million and $0.7 million as of March 31, 2016 and June 30, 2015, respectively.

Other

BioNua is eligible under an agreement with the IDA to receive cash as grant income.  The Company may not, without the prior written consent of the IDA, assign, dispose, mortgage or change any assets which have been funded by the IDA.  The IDA may revoke or reduce the grant if there is a serious breach of the agreement or if the Company enters a form of administration, transfers any intellectual property developed under the grant outside Ireland or disposes of BioNua. The IDA may require the Company to repay grant income paid previously to the Company if the Company commits a serious breach of the agreement.

12. Related Party Transaction

Ridge Biotechnology Consulting, LLC is owned and operated by Dr. Robert Gearing, the brother of David Gearing, a co-founder of the Company and its Chief Scientific Officer. In October 2010, the Company entered into a consulting agreement with Ridge Biotechnology Consulting, LLC for the provision of services to the Company. The agreement was superseded by agreements entered into in April 2011 and April 2012, and a new consulting agreement with Ridge Biotechnology Consulting, LLC was entered into in January 2014 and this agreement ended on March 21, 2016.  The Company recorded expenses of $Nil, $65,000, $39,000 and $185,000 for the three and nine months ended March 31, 2016 and 2015, respectively, related to these agreements. As of March 31, 2016 and June 30, 2015, there was Nil and $13,000 payable to Ridge Biotechnology Consulting, LLC, respectively.

Dr. Andrew Gearing is a former director, a co-founder of the Company and a brother of David Gearing, a co-founder of the Company and its Chief Scientific Officer.  Dr. Andrew Gearing serves on the board of directors of Biocomm Square Pty Ltd. In August 2010 and August 2013, the Company entered into consulting agreements with Biocomm Square Pty Ltd for research and development support services.  These agreements were superseded by a new consulting agreement in December 2013, which was amended in April 2014 and in August 2015. In addition, the Company entered into an agreement with Biocomm Square Pty Ltd in November 2011 for assistance in obtaining partnering arrangements with Japanese entities.  This agreement was amended and terminated in August 2015. The Company recorded expenses of $37,000, $48,000, $106,000 and $163,000 for the three and nine months ended March 31, 2016 and 2015, respectively, related to these agreements. As of March 31, 2016 and June 30, 2015, there was $18,000 and $17,000 payable to Biocomm Square Pty Ltd, respectively.

13. Subsequent Events

There were no material subsequent events occurring after March 31, 2016 requiring disclosure.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10‑Q. The information contained in this discussion and analysis and set forth elsewhere in this report includes forward looking statements that involve risks and uncertainties.  As a result of many factors, including those factors set forth in the section of this report titled “Risk Factors,” our actual results could differ materially from the results described in or implied by the forward looking statements.

Overview

We are a clinical-stage biopharmaceutical company focused on transforming the therapeutic market for companion animals by developing and commercializing novel, species-specific biologics. Biologics are therapeutic proteins derived from biological sources. As a class, biologics have transformed human medicine in recent decades and represent many of the top-selling therapies on the market today. Our platform technology, which we refer to as “PETization,” is an algorithmic approach that enables us to rapidly create monoclonal antibodies (“mAbs”), a type of biologic, that are designed to be recognized as “self” or “native” by an animal’s immune system, a property we refer to as “100% species-specificity.” PETization is designed to build upon the safety and efficacy data from clinically tested human therapies to create new therapies for companion animals, thereby reducing clinical risk and development cost.

Biologics generally include monoclonal antibodies, or mAbs, which are targeted antibodies derived from identical, or clonal cells, and fusion proteins, which are proteins created by joining two or more genes coded for separate proteins.  Our first product candidate, NV‑01 or “ranevetmab,” is a mAb that targets and inhibits the function of nerve growth factor, or NGF, for the control of pain associated with osteoarthritis in dogs. NGF is a protein involved in neural signaling, including pain signals, and NGF inhibitors (“anti-NGFs”) seek to interrupt those signals to reduce pain.

In November 2015, we announced that our pivotal safety and efficacy study of ranevetmab met its primary efficacy endpoint: a statistically significant improvement over placebo in the assessed level of pain (p≤0.038) as measured using changes in Client-Specific Outcome Measures (“CSOM”) score between enrollment and day 28.  This study’s design was agreed under protocol concurrence with the Center for Veterinary Medicine (“CVM”) at the United States Food and Drug Administration (“FDA”). Ranevetmab was found to be safe and well-tolerated with no significant adverse safety signals observed in the study. Clinically meaningful magnitudes of benefit and statistically significant differences over placebo were also achieved for the majority of the secondary endpoints measured in the study, which used a monthly subcutaneous injection for three months. We believe the results of this study constitute a substantial body of efficacy data that we intend to use as the basis of our planned submissions for marketing authorizations in both the United States (‘U.S.”) and Europe.  During the third quarter of fiscal year 2016, we successfully completed a pilot field study that confirmed ranevetmab’s safety and efficacy in a range of dosages and treatment regimens (including intravenous administration).

We have a master collaboration, supply and distribution agreement, and a specific distribution agreement for ranevetmab, with Virbac S.A., (“Virbac”), one of the largest animal health companies in the world. Under these agreements, we appointed Virbac as our sole and exclusive distributor of ranevetmab (and any other products for which we enter into a specific distribution agreement with Virbac) in the veterinary field worldwide, except for the U.S. and Canada. For ranevetmab, Virbac must provide clinical, regulatory, marketing and sales advice, sell it, meet or exceed minimum annual net sales obligations and provide other services specified in the agreements. We will receive a fixed percentage between 45-55% of the commercial margin from Virbac’s sales of ranevetmab. We have retained the rights to distribute ranevetmab in the U.S. and Canada, where we intend to market and distribute ranevetmab through a dedicated sales team and distributors.

 Our second product candidate, NV-02, is an anti-NGF mAb for the control of pain associated with osteoarthritis in cats. We announced positive and statistically significant top-line results from our proof-of-concept efficacy study and our pilot safety study of NV-02 in June 2015. In October 2015, we announced the commencement of a placebo-controlled, blinded, multi-site pilot field safety and efficacy study, targeting enrollment of 90 cats with naturally occurring osteoarthritis. Enrollment is complete and we anticipate results from this pilot field study in the second quarter of 2016.

Since our initial public offering, we have focused on clinical development of our most advanced candidates and securing infrastructure to become a vertically integrated veterinary biopharmaceutical company. We have built a pipeline of research programs and development candidates, most derived from PETization, in therapeutic areas where human mAbs and therapeutic proteins have had significant impact.  After chronic pain in dogs and cats, our next most advanced programs are in the areas of inflammation, allergy and immuno-oncology.

We have progressed our anti-inflammatory programs during the quarter; including NV-08, a canine tumor necrosis factor (TNF) receptor fusion protein, and new research to identify anti-TNF monoclonal antibody candidates. Candidates targeting TNF may have therapeutic potential in a variety of inflammatory conditions including atopic dermatitis. As a general principle, when proof-of-concept studies are complete, drug candidates are considered for progression into formal development. After generating supportive safety and immunogenicity data, NV-08 demonstrated an anti-inflammatory effect in dogs; however it did not meet our target product profile in relation to required dosing frequency. Our drug discovery team have identified new, potent neutralizing mAbs with high affinity for both canine and feline TNF, and these mAbs have been successfully PETized. In general, mAbs have a substantially longer half-life than fusion proteins. Our new anti-TNF mAb candidates will now replace our fusion protein programs (including NV‑08) and will progress into proof‑of‑concept studies.

 In July 2015, we entered a research and development collaboration with Zenoaq, a leading animal health company based in Japan, which involves applying PETization to convert mAb candidates identified by Zenoaq into 100% species-specific candidates in the areas of immuno-oncology and allergy/inflammation. This collaboration has yielded fully caninized, or ‘100% dog,’ mAbs that bind and potently inhibit the immuno-oncology target programmed cell death protein 1 (PD-1).

The United States Department of Agriculture (“USDA”) Center for Veterinary Biologics has confirmed its regulatory jurisdiction over anti-PD-1 mAbs, providing the opportunity for conditional licensure.  Conditional licensure allows for market entry of a product on a comparatively rapid basis, under certain conditions, after a demonstration of purity, safety and a reasonable expectation of efficacy. While a conditional licensure is in place, the license holder continues to develop efficacy data in order to apply for full approval.  We expect further proof-of-concept data from the canine and feline anti-TNF mAb candidates and the anti-PD-1 mAb candidate to inform the design of any further studies required for regulatory approval.

In September 2015, we secured a biopharmaceutical manufacturing facility in Tullamore, Ireland. We are reconfiguring it to be a dedicated veterinary biopharmaceutical facility with the capability to meet our anticipated future clinical and commercial production needs for therapeutic drug substance.  A team of 20 process scientists, quality assurance personnel and support staff has been assembled. The facility has obtained state-of-the-art large-scale disposable bioreactors and other equipment in preparation for manufacture of veterinary mAbs in accordance with good manufacturing practices.

We have incurred losses since our inception and had an accumulated deficit of $39.1 million and $23.7 million as of March 31, 2016 and June 30, 2015, respectively. For the foreseeable future, we expect to continue to incur losses and negative cash flows, which will increase significantly from historical levels as we expand our development activities, seek regulatory approvals for our lead product candidates and begin to commercialize any approved products.  To date, we have been funded primarily through sales of capital shares.  Management believes our cash of $37.2 million as of March 31, 2016 will be sufficient to fund our operations for at least the next 12 months.

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

Research and Development Expense

Research and development costs are expensed as incurred and consist primarily of (i) payroll and related expense for all employees engaged in scientific research and development functions, including wages, related benefits and share-based compensation, (ii) fees for regulatory, professional and other consultants and (iii) development costs, including costs of drug discovery, safety, proof‑of‑concept studies and pivotal safety and efficacy studies, development of biological materials, and service providers. We use our employee and infrastructure resources across multiple development programs.  We allocate outsourced development costs by lead product candidate for billing and research and development incentive income purposes, but we do not allocate personnel or other internal costs related to development to specific product candidates.

We expect research and development expense to increase for the foreseeable future as we continue to increase our headcount, commence and conduct pilot and pivotal safety and efficacy studies and further develop our lead product candidates. We expect future research and development costs associated with ranevetmab to be approximately $7.5 million in total.  This includes $0.8 million for the costs of pivotal safety studies and $6.7 million for chemistry, manufacturing and controls (“CMC”) studies, stability studies and regulatory compliance and other miscellaneous costs.  Our development of NV‑02 and other product candidates is not as advanced as our development of ranevetmab.  However, assuming development costs similar to those anticipated for ranevetmab, we estimate research and development expense for the development of NV‑02 to be approximately $11.0 million.

Drug development is inherently unpredictable and the nature, specific timing and estimated costs of the efforts that will be necessary to complete the development of our lead product candidates are subject to numerous factors.  For example, the nature, timing and amount of research and development expense incurred will depend largely upon the outcomes of current and future pivotal safety and efficacy studies for our lead product candidates as well as the related regulatory requirements, manufacturing costs and other costs associated with the development of our lead product candidates.  Factors that can influence the duration, cost and timing of our pivotal safety and efficacy studies and development of our lead product candidates include:

•	the scope, rate of progress and expense of our ongoing studies, as well as any additional pivotal safety and efficacy studies and other research and development activities;
•	results of future pivotal safety and efficacy studies;
•	CMC studies;
•	potential changes in government regulation; and
•	the timing and receipt of any regulatory approvals.

A change in the outcome of any of these variables with respect to the development of a lead product candidate could mean a significant change in the costs and timing associated with the development of that product candidate.

General and Administrative Expense

General and administrative expense consists primarily of non-research and development related payroll and related expense for employees, consultants and directors, including wages, related benefits and share-based compensation.  General and administrative expense also includes professional and consulting fees for legal, accounting, tax services and other general business services, as well other expenses such as travel, rent and facilities costs.  We expect general and administrative expense to increase as we operate as a public company, continue to build our corporate infrastructure globally and prepare to commercialize and market our products.

Other Income (Expense)

Research and Development Income

Australia

We are eligible under the AusIndustry research and development tax incentive program to obtain a cash amount from the ATO.  The tax incentive is available to us on the basis of specific criteria with which we must comply.  Although the research and development assistance is administered through the ATO, we have accounted for the government assistance outside the scope of Accounting Standards Codification, or ASC, Topic 740, Income Taxes, as an income tax benefit since we meet the applicable requirements to participate in the plan and the incentive is not linked to our income tax liability and can be realized regardless of whether we have generated taxable income.  Research and development incentive income is recognized when the research and development activities have been undertaken and we have completed its assessment of whether such activities meet the relevant qualifying criteria.  We intend to continue conducting research and development in Australia, and we expect to therefore remain eligible for this incentive.

Ireland

Nexvet Ireland and BioNua are both eligible under the Research and Development Tax Credit (“R&D Tax Credit”) Guidelines of Ireland to claim a tax credit, up to 25% of eligible research and development expenditure less expenditure already covered by the IDA grant assistance.  The tax credit is normally offset against corporation tax payable in Ireland.  For companies at the same stage of development as Nexvet Ireland and BioNua, there may be the ability to elect to receive the tax credit as a cash payment in three equal amounts, approximately 9, 21 and 33 months after the relevant fiscal year end, subject to meeting certain qualifying subject criteria.

As of March 31, 2016, the companies are building their key management teams and capabilities. Both companies intend to apply for the R&D Tax Credit from the Irish Tax and Customs, anticipated around September 2016.  We have estimated that up to $0.2 million may be receivable as at March 31, 2016 should our claim be successful.  We believe it is premature to recognize this amount as income in the Statement of Operations and will do so when we determine that we have met all the necessary qualifying criteria.

Government Grant Income

We are eligible, under an agreement with the IDA, to receive cash as grant income based on a fixed percentage of eligible research and development expenditure in Ireland on a defined project, which includes the achievement of pre-agreed performance targets.  Any expenditure eligible under this agreement cannot be claimed under the R&D tax credit scheme.  The maximum grant available to us is Euro $2.4 million over the life of the agreement.

We recognize government grants at their fair value when there is a reasonable assurance that the grant will be received and it is probable that all attaching conditions will be complied with.  When the grant relates to an asset, the fair value is included in the balance sheet as deferred grant income and is released to income over the expected useful life in a manner consistent with the depreciation method for the relevant asset, and it is recorded on the balance sheet as other income receivable until cash is received. When the grant relates to an expense item, it is recognized as income over the periods necessary to match the grant on a systematic basis to the costs that it is intended to compensate, and it is recorded on the balance sheet as other income receivable until cash is received.

We have not recognized the IDA grant income to date due to the uncertainty on achieving the development milestones for the defined projects.  We have otherwise complied with all other requirements of the agreement to date.

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

Interest Income

We earn interest on the cash balances held with financial institutions and recognize interest when earned on an accrual basis over time.

Results of Operations

Results of operations for the three and nine months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Revenue
Other	$—	$—	$—	$25
Total revenue	—	—	—	25
Operating expenses
Research and development	4,260	2,679	11,775	7,444
General and administrative	1,680	2,430	5,329	7,688
Total operating expenses	5,940	5,109	17,104	15,132
Loss from operations	(5,940)	(5,109)	(17,104)	(15,107)
Other income and expense
Research and development income	418	1,011	1,441	2,693
Government grant income	—	84	4	403
Exchange (loss) gain	(259)	1,341	151	4,595
Interest income	36	5	112	38
Net loss	$(5,745)	$(2,668)	$(15,396)	$(7,378)

Foreign Currency

Our reporting currency is U.S. dollars, and the functional currency for most subsidiaries is their local currency.  Foreign currency transactions are translated into the functional currency using the current exchange rate as of the date of the transaction.  At period-end, monetary items denominated in a foreign currency are translated into the functional currency of the relevant entity using the period‑end spot rate.  The exchange gain of $1.3 million, $0.2 million and $4.6 million, for the three months ended March 31, 2015 and nine months ended March 31, 2016 and 2015, respectively, and an exchange loss of $0.3 million, for the three months ended March 31, 2016, primarily related to the translation of Nexvet Australia’s U.S. dollar-denominated bank accounts to its Australian dollar functional currency.

In preparing our consolidated financial statements, the financial statements of subsidiaries are translated at period-end exchange rates for assets and liabilities and at weighted-average rates for revenue and expenses.  The resulting translation adjustments are recognized in other comprehensive income (loss), or OCI.  The non-cash translation adjustment in accumulated OCI was a loss of $1.5 million, $0.6 million, and $5.1 million for the three months ended March 31, 2015 and nine months ended March 31, 2016 and 2015, respectively and a gain of $0.2 million for the three months ended March 31, 2016.  These adjustments primarily related to the translation of U.S. dollar-denominated bank accounts within Nexvet Australia’s balance sheet to the U.S. dollar presentation currency of the consolidated balance sheet.

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

Net loss excluding exchange (loss) gain for the three and nine months ended March 31, 2016 and 2015, and a reconciliation to net loss in each respective period, is presented below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Net loss as reported	$(5,745)	$(2,668)	$(15,396)	$(7,378)
Exchange (loss) gain	(259)	1,341	151	4,595
Net loss excluding exchange (loss) gain	$(5,486)	$(4,009)	$(15,547)	$(11,973)

Comparison of Three Months Ended March 31, 2016 to Three Months Ended March 31, 2015

Research and Development Expense

Research and development expense for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Payroll and related	$1,364	$717
Consulting	50	21
Development costs	2,846	1,941
Total	$4,260	$2,679

Research and development expense increased $1.6 million, or 59%, from $2.7 million in the three months ended March 31, 2015 to $4.3 million in the three months ended March 31, 2016.  The increase was primarily attributable to a $0.7 million increase in payroll and related costs and a $0.9 million increase in development costs.  The increase in payroll and related costs was mainly due to expanding our research and development team at our manufacturing facility and includes $0.2 million in share-based compensation expense.  The increase in development costs was mainly attributable to advancing our lead product candidates, ranevetmab and NV‑02, through CMC studies and NV‑02’s pilot field safety and efficacy study, which completed enrollment in the quarter.

In the three months ended March 31, 2016 and 2015, outsourced development costs were $0.8 million and $1.5 million, respectively, for ranevetmab, $1.0 million and $0.2 million, respectively, for NV‑02, and $1.0 million and $0.2 million, respectively, for general research.

In the three months ended March 31, 2016 and 2015, research and development expense associated with our new manufacturing facility in Ireland were $1.4 million and nil, respectively.

General and Administrative Expense

General and administrative expense for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Payroll and related	$979	$920
Consulting and legal fees	273	956
Other costs	428	554
Total	$1,680	$2,430

Our general and administrative expense decreased $0.7 million, or 29%, from $2.4 million in the three months ended March 31, 2015 to $1.7 million in the three months ended March 31, 2016.  The decrease was primarily attributable to a $0.7 million reduction in consulting and legal costs and a $0.1 million reduction in other costs, offset by a $0.1 million increase in payroll and related costs.  The increase in payroll and related costs includes $0.2 million in share-based compensation expense.  Consulting and legal fees and other costs reduced primarily due to incurring costs in 2015 associated with preparation for our initial public offering and Irish reorganization.

Research and Development Income

Research and development income decreased by $0.6 million, or 60%, from $1.0 million in the three months ended March 31, 2015 to $0.4 million in the three months ended March 31, 2016, primarily due to a decrease in Australian qualifying expenditures as lead programs progressed from the research phase (where expenditure is predominantly incurred in Australia) into the clinical and manufacturing scale-up phases (where expenditure is predominantly incurred outside of Australia).

Comparison of Nine Months Ended March 31, 2016 to Nine Months Ended March 31, 2015

Research and Development Expense

Research and development expense for the nine months ended March 31, 2016 and 2015 was as follows:

	Nine Months Ended March 31,
	2016	2015
	(in thousands)
Payroll and related	$3,702	$1,757
Consulting	147	142
Development costs	7,926	5,545
Total	$11,775	$7,444

Research and development expense increased $4.4 million, or 59%, from $7.4 million in the nine months ended March 31, 2015 to $11.8 million in the nine months ended March 31, 2016.  The increase was primarily attributable to a $1.9 million increase in payroll and related costs and $2.4 million increase in development costs.  The increase in payroll and related costs was mainly due to expanding our research and development team at our manufacturing facility and includes a $0.2 million increase in share-based compensation expense.  The increase in development costs was mainly attributable to advancing the development of our lead product candidates, including ranevetmab’s pilot and pivotal safety and efficacy studies, NV‑02’s pilot field safety and efficacy study and CMC costs for both programs.

In the nine months ended March 31, 2016 and 2015, outsourced development costs were $3.0 million and $3.3 million, respectively, for ranevetmab, $2.9 million and $1.4 million, respectively, for NV‑02, and $2.0 million and $0.8 million, respectively, for general research.

In the nine months ended March 31, 2016 and 2015, research and development expense associated with our new manufacturing facility in Ireland were $1.9 million and nil, respectively.

General and Administrative Expense

General and administrative expense for the nine months ended March 31, 2016 and 2015 was as follows:

	Nine Months Ended March 31,
	2016	2015
	(in thousands)
Payroll and related	$2,956	$2,401
Consulting and legal fees	1,013	3,590
Other costs	1,360	1,697
Total	$5,329	$7,688

Our general and administrative expense decreased $2.4 million, or 31%, from $7.7 million in the nine months ended March 31, 2015 to $5.3 million in the nine months ended March 31, 2016.  The decrease was primarily attributable to a $2.6 million reduction in consulting and legal costs and a reduction in other costs of $0.3 million, offset by a $0.6 million increase in payroll and related costs.  The increase in payroll and related costs was mainly due to expanding our general and administrative team, including a $0.2 million increase in share-based compensation expense.  Consulting and legal fees and other costs reduced primarily due to incurring costs in 2015 associated with preparation for our initial public offering and Irish reorganization.

Research and Development Income

Research and development income decreased by $1.3 million, or 48%, from $2.7 million in the nine months ended March 31, 2015 to $1.4 million in the nine months ended March 31, 2016, primarily due to a decrease in Australian qualifying expenditures as lead programs progressed from the research phase (where expenditure is predominantly incurred in Australia) into the clinical and manufacturing scale-up phases (where expenditure is predominantly incurred outside of Australia).

Government Grant Income

In the nine months ended March 31, 2016 and 2015, we recognized $4,000 and $0.4 million, respectively, in income from government grants.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception.  As of March 31, 2016, we had an accumulated deficit of $39.1 million. From our inception, we raised aggregate gross proceeds of $41.4 million from the sale of preference shares, ordinary shares, convertible notes and warrants. In February and March 2015, we raised a further aggregate gross proceeds of $41.8 million and aggregate net proceeds of $38.0 million, after deducting the underwriting discount of $2.9 million and offering expenses of $0.9 million payable by us, from the sale of ordinary shares in our initial public offering.  We believe our cash balance of $37.2 million as of March 31, 2016 will be sufficient to fund our anticipated level of operations for at least the next 12 months.  For the foreseeable future, we expect to continue to incur losses, which will increase from historical levels as we expand our product development activities, seek regulatory approvals for our lead product candidates and begin commercialization activities in anticipation of regulatory approval.

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

Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of researching and developing our current or future product candidates, including conducting proof-of-concept and pilot and pivotal safety and efficacy studies;
•	the timing of, and the costs involved in, obtaining regulatory approvals for any of our current or future product candidates;
•	the number and characteristics of the product candidates we pursue;
•	whether we acquire or license any other companies, assets, intellectual property or technologies in the future;
•	the cost of commercialization activities such as marketing, sales and distribution costs, including if any of our current or future product candidates are approved for sale;
•	the cost of manufacturing our current and future product candidates and any approved products we successfully commercialize;
•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;
•	the expenses needed to attract and retain skilled personnel;
•	the costs associated with being a public company; and
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, if any arise, including litigation costs and the outcome of such litigation.

Cash Flows

The following table shows a summary of our cash flows for the periods set forth below:

	Nine Months Ended March 31,
	2016	2015
	(in thousands)
Net cash used in operating activities	$(10,224)	$(7,136)
Net cash used in investing activities	(3,954)	(240)
Net cash provided by financing activities	19	37,962

Net Cash Used in Operating Activities

For the nine months ended March 31, 2016, net cash used in operating activities was $10.2 million.  Net cash used in operating activities was primarily attributable to our net loss of $15.4 million offset by non-cash share-based compensation expense of $1.4 million and non-cash depreciation and amortization of $0.3 million and by changes in our operating assets and liabilities of $3.5 million. The key change in operating assets and liabilities was the receipt of $3.2 million for the 2015 fiscal year in research and development incentive income.

For the nine months ended March 31, 2015, net cash used in operating activities was $7.1 million.  Net cash used in operating activities was primarily attributable to our net loss of $7.4 million and changes in our operating assets and liabilities of $0.8 million, offset by non-cash share-based compensation expense of $0.9 million and non-cash depreciation and amortization of $0.1 million.

Net Cash Used in Investing Activities

For the nine months ended March 31, 2016, net cash used in investing activities was $3.9 million, which was attributable to purchases of property, plant and equipment, including $2.0 million for the initial acquisition of manufacturing assets in our facility in Tullamore, Ireland.

For the nine months ended March 31, 2015, net cash used in investing activities was $0.2 million, which was attributable to purchases of property, plant and equipment.

Net Cash Provided by Financing Activities

For the nine months ended March 31, 2016, net cash provided by financing activities was $19,000, which was attributable to gross proceeds from the exercise or conversion of share awards issued to employees and directors.

For the nine months ended March 31, 2015, net cash provided by financing activities was $38.0 million, which was attributable to gross proceeds of $41.8 million from the sale of our ordinary shares, offset by issuance costs of $3.8 million.

Contractual Obligations and Commitments

Our contractual obligations and commitments were reported in our annual report on Form 10‑K filed with the SEC on September 3, 2015.  In September 2015, we entered a 10 year lease for a manufacturing facility in Tullamore, Ireland, with an option to purchase the building.  As of March 31, 2016, commitments on this lease totaled $1.1 million.  There have been no other material changes from the contractual obligations and commitments previously disclosed in our annual report on Form 10‑K.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in the use of any off-balance sheet arrangements, such as structured finance entities, special purpose entities or variable interest entities.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP.  The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue, and expenses during the reporting periods.  On an ongoing basis, we evaluate our estimates and judgments, including those described below.  We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

If any assumptions used in the binomial option-pricing model change significantly, share-based compensation for future awards may differ materially compared with the awards granted previously.  For the three and nine months ended March 31, 2016 and 2015, share-based compensation expense was $0.4 million, $0.4 million, $1.4 million and $0.9 million respectively.  We had an aggregate of $3.3 million of unrecognized share-based compensation expense as of March 31, 2016, which we expect to recognize over an estimated period of 4.9 years for awards outstanding.

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

As of March 31, 2016, we had total deferred tax assets of $5.6 million.  Our management has evaluated the factors bearing upon the ability to realize our deferred tax assets, which are comprised largely of tax loss carry forwards.  Our management concluded that a full valuation allowance was necessary to offset our net deferred tax assets due to our lack of taxable income prospects for the foreseeable future.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This guidance also requires an entity to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about:

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

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) Identifying Performance Obligations and Licensing. The guidance clarifies that an entity should recognize revenue to depict the transfer of promised goods or services to customers that reflects the consideration and revenue to which the entity expects to be entitled in exchange for those goods or services or performance obligations satisfied.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  This guidance increases transparency and comparability by recognizing the assets and liabilities arising from leases on the balance sheet and disclosing key information about leasing arrangements.  The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for public business entity, not-for-profit and employee benefit plans and for all other entities this update is effective for fiscal years beginning after December 15, 2019, and interim period within fiscal years beginning after December 15, 2020.  Early adoption is permitted for all entities. We are still assessing the impact of this guidance on our consolidated results of operations, financial position or cash flows.

In March 2016, the FASB issued ASU 2016-05, Liabilities—Derivative and Hedging (Topic 815).  This amendment is to clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. This guidance will be effective for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years, and early adoption for public entities is allowable. We do not expect the adoption of this guidance to have a material impact on our consolidated results of operations, financial position or cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting.  This guidance clarifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. We do not expect the adoption of this guidance to have a material impact on our consolidated results of operations, financial position or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our cash as of March 31, 2016 was deposited with several large commercial banks located in the United States and Australia.  Our primary exposure to market risk for our cash is interest income sensitivity, which is affected by changes in the general level of U.S. and, to a lesser extent, Australian interest rates.  However, because our cash is held in bank accounts, a sudden change in the interest rates associated with our cash balances would not be expected to have a material impact on our financial condition or results of operations.

We do not have any major foreign currency or derivative financial instruments.  Cash is predominantly held in U.S. dollars.  We have operations in different economic environments that use the local currency as the functional currency.  This exposes us to currency exchange fluctuations.

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.  There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Form 10‑K for the year ended June 30, 2015 and Form 10‑Q for the six months ended December 31, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Initial Public Offering

On February 4, 2015, our registration statement on Form S‑1 (File No. 333-201309) was declared effective by the SEC for our initial public offering, pursuant to which we sold an aggregate of 4.2 million ordinary shares (including the underwriters’ partial exercise of their overallotment option) at a price to the public of $10.00 per share.  Merrill Lynch, Pierce, Fenner & Smith Incorporated, Cowen and Company, LLC, Piper Jaffray & Co. and JMP Securities LLC acted as underwriters.  Following the sale of the securities registered in the registration statement, the offering terminated. On February 10, 2015 and March 11, 2015, we closed the sale of such shares, resulting in aggregate gross proceeds to us of $41.8 million and net proceeds to us of $38.0 million, after deducting the underwriting discount of $2.9 million and offering expenses payable by us of $0.9 million.  As of March 31, 2016, we have used $3.2 million of the proceeds from our initial public offering to fund the purchase of assets in a biologics manufacturing facility in Ireland and associated operating expenses.  We have not made any payments to our directors, officers or persons owning ten percent or more of our ordinary shares or to their associates, or to our affiliates.  Otherwise, there has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on February 5, 2015 pursuant to Rule 424(b).

Item 6. Exhibits

		Incorporated by Reference			Filed/Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Filing Date
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges and Preference Share Dividends				X
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a‑14(a)/15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a‑14(a)/15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

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

Nexvet Biopharma public limited company

Date: May 12, 2016	By:	/s/ Mark Heffernan
Mark Heffernan, Ph.D.
Chief Executive Officer and Director

Date: May 12, 2016	By:	/s/ Damian Lismore
Damian Lismore
Chief Financial Officer (Principal Financial and Accounting Officer)