Form 10-K
period 2016-06-30
Nexvet Biopharma plc
filed 2016-09-02
CIK 1618561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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
Unit 5, Sragh Technology Park Rahan Road, Tullamore Co. Offaly, R35 FR98, Ireland (Address of principal executive offices, including zip code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: +353 5793 24522

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $5.08 per ordinary share on The NASDAQ Stock Market on August 23, 2016, was $59,453,094.

The number of the Registrant’s ordinary shares outstanding as of August 23, 2016 was 11,703,365.

Portions of the Registrant’s definitive proxy statement relating to the 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.  The definitive proxy statement will be filed by the Registrant not later than 120 days after the end of the Registrant’s fiscal year ended June 30, 2016.

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

PETization, PETisation, Nexplora, Nexvet, BioNua, our logo and our other registered or common law trademarks, trade names or service marks appearing in this report are owned by us.  Other trademarks, trade names or service marks appearing in this report are the property of their respective owners.  Solely for convenience, our trademarks and tradenames referred to in this report appear without the ® or ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks and tradenames.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward looking statements consist of all statements other than statements of historical fact, including statements regarding our future results of operations and financial position, ability to access financing on acceptable terms or at all, results of any current or future pivotal safety and efficacy study, future expenditures relating to our lead product candidates, time for completion of any of our studies or facilities upgrades, ability to develop our pipeline of product candidates, business strategy, prospective products, ability to successfully manufacture our own product candidates, ability to meet conditions for the receipt of government grants, time for regulatory submissions or ability to qualify for conditional licensure or obtain product approvals, research and development costs, timing and likelihood of success, plans and objectives of management for future operations, and future results of current and anticipated products.  These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements.  The words “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “plan,” “potential,” “predict,” “project,” “position,” “seek,” “should,” “target,” “will,” “would,” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward looking statements contain these identifying words.  These forward looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors.

Factors that could cause actual results to differ materially from our expectations expressed in this report include those summarized under Risk Factors elsewhere in this report.  Given these risks and uncertainties, you should not place undue reliance on these forward looking statements.  Also, forward looking statements represent our management’s beliefs and assumptions only as of the date of this report.  Except as required by law, we do not intend, and undertake no obligation, to revise or update these forward looking statements or to update the reasons actual results could differ materially from those anticipated in these forward looking statements, even if new information becomes available in the future.

PART I

Item 1. Business

We are a clinical-stage biopharmaceutical company focused on transforming the field of companion animal therapeutics by developing and commercializing novel, species-specific biologics. Biologics are therapeutic proteins derived from biological sources. As a class, biologics have transformed human medicine in recent decades and represent many of the top-selling therapies on the market today, due to advantages including a long duration of action, attractive side effect profiles and injectability.  We believe these advantages will translate into significant advantages for companion animal therapeutics. Our platform technology, which we refer to as “PETization,” is an algorithmic approach that enables us to rapidly create monoclonal antibodies (“mAbs”), a type of biologic, that are designed to be recognized as “self” or “native” by an animal’s immune system, a property we refer to as “100% species-specificity.” PETization is designed to build upon the safety and efficacy data from clinically tested human therapies to create new therapies for companion animals, thereby reducing clinical risk and development cost.

mAbs are targeted antibodies produced by identical or clonal cells that are engineered to produce a specific mAb, and they are a prominent class of therapeutic biologics in humans. Our most advanced product candidates are mAbs that target and inhibit the function of nerve growth factor (“NGF”) for the control of pain associated with osteoarthritis in dogs and cats.  NGF is a protein that directs nerve growth and is also involved in nerve signaling, including pain signals, and NGF inhibitors (“anti-NGFs”) seek to interrupt those signals to reduce pain.  Our anti-NGF portfolio consists of ranevetmab (formerly “NV-01”) for dogs, frunevetmab (formerly “NV-02”) for cats, both in late-stage clinical development as monthly subcutaneous injectables, as well as NV-03 for horses which has completed initial proof-of-concept studies.

Our most clinically advanced product candidate is ranevetmab.  Our pivotal efficacy and field safety study of ranevetmab met its primary efficacy endpoint demonstrating a statistically significant improvement over placebo in the assessed level of pain (p=0.041) as measured using change in Client-Specific Outcome Measures (“CSOM”) score between enrollment and day 28.  This study’s design was agreed under protocol concurrence with the Center for Veterinary Medicine (“CVM”) at the United States Food and Drug Administration (“FDA”).  Ranevetmab was seen to be safe and well tolerated with no significant adverse safety signals observed in the study.  Clinically meaningful magnitudes of benefit and statistically significant differences over placebo were also achieved for the majority of the secondary endpoints measured in the study, which used a monthly subcutaneous injection for three months.  Collectively, the results of this study constitute a substantial body of efficacy data that we have filed with the CVM and intend to use as the basis of our planned submissions for marketing authorizations in both the United States (“U.S.”) and Europe.  We have a master collaboration, supply and distribution agreement, and a specific distribution agreement for ranevetmab, with Virbac S.A. (“Virbac”), one of the larger animal health companies in the world.

Our next most advanced product candidate, frunevetmab, is an anti-NGF mAb for the control of pain associated with osteoarthritis in cats.  We have obtained positive and statistically significant results from a proof-of-concept efficacy study and a separate pilot safety study of frunevetmab.  We have also obtained positive results from a placebo-controlled, double-blinded, multi-site pilot field safety and efficacy study, which enrolled 126 cats with naturally occurring osteoarthritis. In terms of efficacy, a wide range of statistically significant improvements over placebo at multiple time points, using multiple assessment methods, were seen in this study, which used a monthly dose for two months. Frunevetmab was also seen to be safe and well-tolerated, with no significant adverse safety signals observed. Results from this study have informed preparations for a pivotal efficacy and field safety study for frunevetmab, anticipated to commence in the fourth quarter of 2016. We are seeking protocol concurrence for this study with the CVM.

We also conduct drug discovery in the areas of immuno-oncology, inflammation and allergy. In July 2015, we entered a research and development collaboration with Zenoaq, a leading animal health company based in Japan, which involves applying PETization to convert mAb candidates identified by Zenoaq into 100% species-specific candidates in the areas of immuno-oncology (cancer), inflammation and allergy.  This collaboration has yielded fully caninized mAbs that bind to the immuno-oncology target known as programmed cell death protein 1 (“PD-1”).  PD-1 is the target of approved human therapies, including pembrolizumab (Keytruda) and nivolumab (Opdivo) which have demonstrated efficacy against multiple tumor types.

In the U.S., the CVM and the Center for Veterinary Biologics (“CVB”) at the United States Department of Agriculture (“USDA”) and the Environmental Protection Agency (“EPA”) regulate new animal drug candidates. The USDA has confirmed its regulatory jurisdiction over anti-PD-1 mAbs, providing the opportunity for a conditional license.  Conditional licensure allows a company to start selling a product on a comparatively rapid basis, under certain conditions, after a demonstration of purity and safety and if there is a reasonable expectation of efficacy for the product. While a conditional licensure is in place, the license holder must continue to develop efficacy data in order to apply for a full approval.  We have commenced a pharmacokinetic, immunogenicity and preliminary safety proof‑of‑concept study for our anti-PD-1 program.

Our most advanced anti-inflammatory programs consist of mAb candidates targeting tumor necrosis factor (“anti-TNFs”). TNF is a protein that causes inflammation and anti-TNFs suppress this inflammation.   In humans, anti-TNFs include several marketed therapies such as infliximab (Remicade) and adalimumab (Humira) that have been among the top-selling drugs in the world, due to their therapeutic action in a variety of inflammatory conditions. Our drug discovery team has used PETization to create fully canine and fully feline anti-TNF mAbs that demonstrate high potency in neutralizing canine and feline TNF. Our anti-TNF mAb candidates will enter pharmacokinetic, preliminary safety and immunogenicity proof-of-concept studies in the second half of 2016.

In September 2015, we secured a biopharmaceutical manufacturing facility in Tullamore, Ireland.  We have reconfigured it to be a dedicated veterinary biopharmaceutical facility with the capability to meet our anticipated future clinical and commercial production needs for drug substance.  The facility is operated by our wholly-owned subsidiary BioNua Limited (“BioNua”).

Since our initial public offering, we have focused on clinical development of our most advanced candidates and securing infrastructure to become a vertically integrated veterinary biopharmaceutical company.  We are building a pipeline of development candidates derived from PETization in therapeutic areas where human mAbs have had significant impact.

Product Pipeline

We are developing 100% species-specific therapeutic biologics in four key areas, all involving chronic conditions where there is significant unmet medical need in veterinary medicine: pain, immuno-oncology (cancer), inflammation, and allergy. Our most advanced product candidates are in the area of chronic pain: ranevetmab (dogs) and frunevetmab (cats). Our programs in the other three key areas vary in stage of development.  The status of our programs in each of these areas is summarized below:

Figure 1: Nexvet pipeline

(1)

The research stage involves the selection of a biological target, selection and PETization of starting mAbs, and validation and characterization work. Our proof-of-concept, or POC, studies include four stages: pharmacokinetics, preliminary safety, immunogenicity and safety and efficacy, which are not necessarily sequential.

Development of companion animal therapeutics is typically faster and less expensive than human drug development. It requires fewer clinical trials, fewer subjects and less pre-clinical work and can be conducted directly in the target species. According to Pharmaceutical Commerce, companion animal therapeutics can obtain U.S. regulatory approval in under six years. We expect the third party costs to complete the development and manufacturing scale-up of a typical therapeutic biologic program to be approximately $10.0 to $12.0 million per candidate, a reduction on our previous estimates now that we are factoring estimated cost savings generated by manufacturing activity at BioNua. By contrast, development and receipt of regulatory approval for human therapeutics may take up to 13 years and development can cost hundreds of millions of dollars per drug.

The FDA requires the completion and acceptance of several key regulatory submissions before it can grant marketing approval for a new animal drug. We opened an investigational new animal drug file (“INAD”) with the FDA for ranevetmab in 2012 and for frunevetmab in 2013. After an INAD file has been opened, a series of technical sections must be filed with the CVM before an Administrative New Animal Drug Application (“NADA”) can be filed as the final major step in seeking marketing approval. For companion animals, the major technical sections include: effectiveness; target animal safety; and chemistry, manufacturing and controls (“CMC”).

Therapeutic Area: Chronic Pain in Dogs

Overview

Ranevetmab (formerly “NV-01”) is a “100% dog” mAb targeting NGF, designed by PETization and being developed as a monthly subcutaneous injectable for chronic pain, specifically the pain associated with osteoarthritis in dogs.  To date, all our clinical studies of ranevetmab assessing its potential as a therapeutic for chronic pain in dogs have supported its safety and efficacy. Ranevetmab’s injectable nature and long half-life have a number of advantages over the current standards of care for chronic canine pain, which are commonly orally administered drugs, often with daily dosing.

We have a master collaboration, supply and distribution agreement, and a specific distribution agreement for ranevetmab, with Virbac.  Under these agreements, we appointed Virbac as our sole and exclusive distributor of ranevetmab (and any other products for which we enter into a specific distribution agreement with Virbac) in the veterinary field worldwide, except for the U.S. and Canada.  For ranevetmab, Virbac must provide clinical, regulatory, marketing and sales advice, sell it, meet or exceed minimum annual net sales obligations and provide other services specified in the agreements.  We will receive an agreed percentage of the commercial margin from Virbac’s sales of ranevetmab, which percentage is a fixed number between 45-55%.  We have retained the rights to distribute ranevetmab in the U.S. and Canada, where we intend to market and distribute ranevetmab through a dedicated sales team and distributors.

We have successfully completed a pivotal efficacy and field safety study for ranevetmab, for which we obtained protocol concurrence from the FDA. This is a key clinical demonstration of efficacy, which has formed the basis of an effectiveness technical section we have filed with the FDA and will form an integral part of planned submissions we intend to file with the European Medicines Agency (EMA). We expect to initiate a pivotal safety study (also called a Target Animal Safety (“TAS”) study) in the first half of calendar 2017.  We have received protocol concurrence from the FDA CVM for this pivotal safety study.

Market Opportunity and Current Treatment Limitations

According to the 2015-2016 American Pet Products Association National Pet Owners Survey and the European Pet Food Industry Federation’s Facts and Figures 2014, there are approximately 78 million pet dogs in the U.S. and approximately 63 million pet dogs in the European Union (“EU”) and approximately 81 million pet dogs in the wider European region. Pain in dogs can be a result of chronic diseases, such as osteoarthritis, or can be produced via trauma, surgery, cancer or infection. Osteoarthritis is an age-associated degenerative condition affecting the joint tissues and, with the exception of joint replacement surgery, there are no curative treatments. The prevalence of osteoarthritis is approximately 20% in adult dogs, rising to approximately 80% of geriatric dogs (those older than eight years).

The market for canine pain management products has been growing over the last 15 years. In the U.S. alone, sales of small animal pain management drugs increased from less than $10 million in 1995 to nearly $284 million in 2015, following the introduction in 1996 of Rimadyl, a non-steroidal anti-inflammatory drug (“NSAID”). In 2015, Rimadyl sales accounted for approximately $90 million of this market. The U.S. canine pain market is currently dominated by several NSAIDs, commonly orally administered drugs, often with daily dosing, which together accounted for over 83% of canine pain medication sales in 2015.

NSAIDs account for the largest number of adverse drug events reported to the FDA, including vomiting, gastrointestinal bleeding, diarrhea, and liver and kidney toxicities. This can encourage veterinarians to adopt a “multi-modal” approach to managing chronic canine pain, which can include a variety of interventions, including drugs not approved for this indication, in order to accommodate the variable response of individual patients to NSAIDs and other therapeutic interventions. We believe that the limitations of NSAIDs create a significant commercial opportunity for the development of a novel, long-acting treatment for chronic pain that has comparable efficacy to NSAIDs without their adverse events. This view is supported by a proprietary report we commissioned from market intelligence company GfK in December 2013, which revealed that of 390 veterinarians surveyed in the U.S., United Kingdom, France and Germany, between 93% and 97% reported they would use a product such as ranevetmab for the treatment of chronic pain in dogs.

Our Solution

Ranevetmab is a PETized mAb that inhibits the activity of NGF in dogs. NGF is elevated in the joints of dogs with osteoarthritis. NGF is produced by a variety of inflammatory and immune cells and chondrocytes, which are cells that produce and maintain cartilage. NGF acts on pain-sensing nerve fibers to increase their excitability and increase the sprouting of new nerve fibers into inflamed tissues. mAbs targeting NGF have been extensively studied in humans up to and including Phase III clinical studies and have been shown to be effective in managing osteoarthritic pain in patients.  We have published a number of peer-reviewed scientific papers regarding ranevetmab.

In proof-of-concept studies, ranevetmab was found to be safe and well tolerated following intravenous and subcutaneous administration in dogs, and to have a pharmacokinetic profile indicating a prolonged circulation time after a single injection.  These studies also provided early evidence of efficacy, lack of overt immunogenicity, and a lack of any significant neutralizing antibody response.

The key clinical study of ranevetmab to date is the successfully completed pivotal efficacy and field safety study. This study enrolled 262 dogs with naturally occurring osteoarthritis at 12 clinical sites: six in the U.S., three in Germany and three in France. This placebo-controlled, randomized, double-blind study was conducted to Good Clinical Practice and used three doses, each 28 days apart. Dogs were randomly assigned to ranevetmab or placebo on a 2:1 ratio. The key efficacy assessments were conducted using recognized owner assessment metrology instruments, namely the Client-Specific Outcome Measures (“CSOM”) and the Canine Brief Pain Inventory (“CBPI”). CSOM, CBPI and veterinarian assessments were measured at enrollment and on days 14, 28, 56 and 84. The study’s design was agreed under protocol concurrence with the FDA CVM.

Figure 2: Summary CSOM data from the pivotal efficacy and field safety study of ranevetmab.

CSOM assesses change over time in three activities of the pet, selected by the owner, to evaluate the pet’s pain and disability. In this study, each CSOM activity received a score between 0 and 4, for a total maximum score of 12. CSOM “success” in a dog was pre-defined as an overall improvement of at least 2 in the total CSOM score with no worsening of any individual activity’s score. On the rate of CSOM success, expressed as a percentage, a statistically significant improvement over placebo was achieved in ranevetmab treated dogs at days 28 (p=0.0414), 56 (p=0.0268) and 84 (p=0.0448). The day 28 endpoint was prescribed as the primary endpoint, as concurred with the CVM, and this was successfully met.  The CSOM Global Assessment is an evaluation designed to assess overall owner experience with the treatment.  It was performed once in this study, at day 28.  Treated dogs achieved a statistically significant improvement over placebo on this endpoint (p=0.0291).

Figure 3: Summary CBPI data from the pivotal efficacy and field safety study of ranevetmab.

Like CSOM, CBPI is an owner assessment tool used to evaluate a pet’s pain and disability. Unlike CSOM, which is tailored to individual animals, CBPI has fixed evaluation criteria. On the rate of CBPI success, expressed as a percentage, a statistically significant improvement over placebo was achieved in treated dogs at days 14 (p=0.0237), 28 (p=0.0227) and 56 (p=0.0046). The day 14, 28 and 56 time points also achieved statistical significance in median change from enrollment in both components of the CBPI: a Pain Severity Score (“PSS”) and a Pain Interference Score (“PIS”) with p-values shown in Figure 4. CBPI success was pre-defined as a decrease in the PSS of one or more (out of a maximum possible score of 10) and a decrease in the PIS of two or more (out of a maximum possible score of 10).

Figure 4: CBPI component endpoint p-values from the pivotal efficacy and field safety study of ranevetmab.

Finally, veterinarian assessments were seen to be numerically superior to placebo for each composite variable at most evaluation points, and a statistically significant (p=0.0427) overall treatment effect (comparing treatment groups across all clinic visits) was seen for the assessment of “lameness at trot,” where a veterinarian visually assesses lameness while a dog trots.

Ranevetmab was seen to be safe and well-tolerated in this study, with no significant adverse safety signals observed.

Ranevetmab Status

We have completed the production of a stable, high-expressing clonal cell line at a prior third-party contract manufacturer. Pilot batch scale-up has shown that ranevetmab is expressed at high concentrations from the clonal cell line, and is stable in liquid formulations. We have initiated the transfer of materials and processes for the production of ranevetmab to our biomanufacturing facility in Tullamore, Ireland.

We have filed the effectiveness technical section with the CVM. We expect BioNua to begin production of clinical supply of ranevetmab in the fourth quarter of 2016, to supply a pivotal safety study we anticipate will be initiated shortly thereafter.

Therapeutic Area: Chronic Pain in Cats

Overview

Frunevetmab (formerly “NV-02”) is a “100% cat” mAb targeting NGF, designed by PETization and being developed as a monthly subcutaneous injectable for chronic pain, specifically the pain associated with osteoarthritis in cats.  All our clinical studies of frunevetmab assessing its potential as a therapeutic for chronic pain in cats have supported its safety and efficacy. Frunevetmab is a potential first-mover in chronic feline pain in the U.S., where there are currently no feline pain drugs approved for use for longer than three consecutive days. We have successfully completed proof-of-concept studies of frunevetmab. We have also successfully completed a pilot field safety and efficacy study, which enrolled 126 cats, as well as an earlier pilot safety study. We are seeking protocol concurrence from the CVM for a pivotal efficacy and field safety study of frunevetmab, which we intend to commence in the second half of 2016.  The clinical trial drug substance has been manufactured by BioNua.

Market Opportunity and Current Treatment Limitations

According to the 2015-2016 American Pet Products Association National Pet Owners Survey and the European Pet Food Industry Federation’s Facts and Figures 2014, there are approximately 86 million pet cats in the U.S. and approximately 72 million pet cats in the EU and approximately 99 million pet cats in the wider European region.

Clinical studies indicate a significant majority of cats display radiographic evidence of degenerative joint disease, the progression of which is associated with increasing pain and disability. However, concerns about cats’ sensitivity to NSAIDs has meant that in the U.S., no NSAID is approved for use in cats for more than three consecutive days.

According to an April 2016 veterinary industry report on pain management by Brakke Consulting, only 20% of U.S. veterinarians surveyed were satisfied with pain management choices for cats (including both acute and chronic pain management options). Of the 80% of veterinarians who were dissatisfied, 43% said they needed drugs for long-term use in cats, 37% said they needed safer drugs, and 26% wanted products that were easier to administer. Oral dosing of cats is significantly harder than oral dosing of dogs and daily administration over a long time is especially challenging, making convenience of administration and reduced dosing frequency particularly compelling product attributes in the treatment of chronic feline conditions.

The unmet medical need for safer pain therapeutics that can be administered to cats is supported by a proprietary report we commissioned from GfK in December 2013, which revealed that, of 390 veterinarians surveyed in the U.S., United Kingdom, France and Germany, between 86% and 98% would use a product such as frunevetmab for the treatment of chronic pain in cats.

Our Solution

In proof-of-concept studies, frunevetmab was found to be safe and well tolerated following intravenous and subcutaneous administration in cats, and to have a pharmacokinetic profile indicating a prolonged circulation time after a single injection.  These studies also provided early evidence of efficacy and lack of overt immunogenicity. A description of the PETization of frunevetmab and an early supportive proof-of-concept study that showed signs of efficacy two days following administration of frunevetmab to cats have been published in the peer-reviewed American Journal of Veterinary Internal Medicine (JVIM). A further supportive proof-of-concept study in 34 cats has also been published in JVIM. We have also received positive data from a pilot safety study of frunevetmab in cats, which was conducted by an independent contract research organization (“CRO”).

In May 2016 we successfully completed a pilot field study of frunevetmab which enrolled 126 cats at 15 clinical sites around the U.S. This placebo-controlled, randomized, double-blind study used monthly dosing: two administrations over a two month period. Cats were randomly assigned to frunevetmab or placebo on a 2:1 ratio.  Treatment groups included both intravenous and subcutaneous administration. The key efficacy assessments were conducted using owner assessment metrology instruments, namely CSOM and the Feline Musculoskeletal Pain Index (“FMPI”). CSOM and FMPI owner assessments were measured at screening and on days 0, 14, 28, 42 and 56. Frunevetmab was found to be safe and effective by both routes of administration and, as there was no meaningful difference between the IV and SC treatment groups, they were combined for analysis.

Figure 5: CSOM summary data from pilot field study of frunevetmab.

CSOM assesses change over time in three activities of the pet, selected by the owner, which evaluate the pet’s pain and disability. In this study, each activity received a score between 1 and 5, for a total score between 3 and 15. CSOM success was pre-defined as an overall improvement of at least 2 in the total CSOM score with no worsening of any individual activity’s score. On the rate of CSOM success, expressed as a percentage, frunevetmab-treated cats were numerically superior to the placebo group at day 28 onwards and significantly different at days 42 (p= 0.0479) and 56 (p=0.0033). A statistically significant improvement over placebo was seen in CSOM Global Assessment on both days where it was assessed: day 28 (p=0.0134) and day 56 (p=0.0030). The median CSOM scores of frunevetmab-treated cats were numerically superior to placebo at day 28 and significantly improved over placebo at day 42 (p=0.0077) and day 56 (p<0.0001).

Figure 6: FMPI summary data from pilot field study of frunevetmab.

FMPI is an owner assessment tool, in development at academic institutions, which uses 17 scored questions regarding a cat’s behavior, each scored between 1 and 5, for a possible score of between 17 and 85.  Using a reduction of 10 or more in the total FMPI score as a measure of success in an individual cat, the rates of success were expressed as a percentage in each treatment group.  Frunevetmab-treated cats showed a statistically significant improvement over placebo on this measure of FMPI success at days 42 (p=0.0076) and 56 (p=0.0242).  Change in median FMPI score was also assessed: frunevetmab-treated cats were numerically superior to placebo at days 14 and 28 and showed a statistically significant improvement over placebo at days 42 (p=0.0002) and 56 (p=0.0160).

Frunevetmab was seen to be safe and well-tolerated in this study, with no significant adverse safety signals observed.

Frunevetmab Status

At our BioNua facility in Ireland we have established the production of frunevetmab in 200 liter bioreactors, which yield a quantity and quality sufficient for clinical supply. Our studies to date, including proof-of-concept studies (examining preliminary safety, immunogenicity, pharmacokinetics and safety and efficacy), a pilot safety study, and a pilot field study enrolling 126 cats (described above) have informed our preparation for two major studies of frunevetmab to commence in the fourth quarter of 2016: a pivotal efficacy and field safety study and a pivotal TAS study. We are seeking protocol concurrence from the CVM for the former study, and have received protocol concurrence for the TAS study.

Therapeutic Area: Chronic Pain in Horses

Overview

NV-03 is a “100% horse” mAb targeting NGF, designed by PETization and being evaluated as a therapy for chronic joint pain in horses. We have generated supportive in vivo proof-of-concept data for NV-03. Given our commercial focus on dogs and cats we are currently exploring a number of options regarding development of NV-03, including the potential for partnerships.

Therapeutic Area: Immuno-Oncology (Cancer) in Dogs

Overview

Immuno-oncology is an approach to fighting cancer that revolves around activating the immune system to attack tumors. In human medicine, blocking the interactions of PD-1 and a partner molecule, PD-L1, has resulted in approved “immune checkpoint inhibitor” therapies, such as Opdivo (nivolumab) and Keytruda (pembrolizumab), with attractive safety profiles and demonstrated efficacy against multiple tumor types.

Our first mAbs in the area of immuno-oncology are “100% dog” mAbs targeting PD-1, designed by PETization and being developed as a treatment for cancer in dogs.  Under our research and development collaboration with Zenoaq, we have initiated proof-of-concept studies of these mAbs. We have received confirmation from the USDA that anti-PD-1 mAbs will fall under its regulatory jurisdiction, and we have initiated discussions with the USDA regarding the requirements for conditional licensure.

Market Opportunity and Current Treatment Limitations

Dogs are susceptible to many of the same types of cancers that afflict humans. Epidemiological studies have indicated that cancer is the leading cause of death in dogs over 10 years of age, with 50 percent of older dogs developing cancer and approximately one in four dogs eventually dying because of cancer. Standards-of-care include surgery, radiotherapy, and chemotherapies repurposed from human treatments and often prescribed off-label. These interventions often carry significant limitations and potential impact on quality-of-life.

Checkpoint inhibitors have been particularly effective in patients whose tumors significantly express key checkpoint proteins (e.g. PD-L1). The academic literature documents a wide variety of canine tumor types which express PD-L1, including mast cell tumors (which represent 13% of dog cancers), B and T cell lymphomas (8% of dog cancers) and melanoma (5% of dog cancers). We believe that if we demonstrate the efficacy against multiple tumor types seen with approved human anti-PD-1 mAbs with an acceptable safety profile, it will represent a significant advance for canine cancer therapy.

Our Solution

Our solution consists of “100% dog” mAbs targeting PD-1 designed by PETization, using a donor mAb identified by Zenoaq, and being developed as a treatment for cancer in dogs.

Status

We have completed in vitro potency testing, demonstrating binding and inhibition of canine PD-1. We have produced sufficient material for further in vitro characterization, and initiated a proof-of-concept pharmacokinetic, preliminary safety and immunogenicity study.  We anticipate data from this work will be available by the end of 2016. We have received confirmation from the USDA that anti-PD-1 mAbs will fall under its regulatory jurisdiction, and we have initiated discussions with the USDA regarding the requirements for conditional licensure.

Therapeutic Area: Chronic Inflammation in Dogs and Cats

Overview

We have PETized canine and feline mAbs that have demonstrated potency in inhibiting TNF. TNF is a major inflammatory mediator and has a significant role in many systemic inflammatory conditions, including inflammatory bowel disease, various skin conditions and inflammatory joint diseases. Due to this pathophysiological importance, in human medicine anti-TNF therapeutics as a class include some of the best-selling drugs in the world, including infliximab (Remicade), entanercept (Enbrel) and adalimumab (Humira). Cat and dog populations have a significant incidence of inflammatory conditions, in particular of the skin and gastrointestinal tract. We believe a safe, long-lasting and effective anti-TNF mAb would be an advantageous addition to veterinary therapeutics for chronic inflammatory conditions, currently managed by a wide variety of variably effective immuno-suppressives, small molecule anti-inflammatories, and other interventions.

Market Opportunity and Current Treatment Limitations

Chronic inflammation is seen in a variety of diseases in both dogs and cats, including inflammatory bowel disease, chronic kidney disease, joint inflammatory conditions, and a wide variety of skin conditions such as atopic dermatitis. These can significantly impact quality-of-life and have symptoms distressing for both pets and their owners. There is evidence to suggest the involvement of TNF in canine atopic dermatitis, inflammatory bowel disease in dogs, and chronic kidney disease in cats. Atopic dermatitis is estimated to affect 10% of dogs, and one study estimated 2.6% dogs present to clinics with gastroenteritis and 6.4% with diarrhea, indicating inflammatory bowel disease may be present in a significant population of pet dogs.

Our Solution

We have PETized canine and feline mAbs that have demonstrated in vitro potency in inhibiting TNF.

Status

These research candidates will enter pharmacokinetic, preliminary safety and immunogenicity proof‑of‑concept studies in the second half of 2016.

Therapeutic Area: Allergy

Overview

Allergy is a complex immune phenomenon responsible for a wide range of undesirable reactions to various stimuli. For example, a significant proportion of atopic dermatitis cases (which are responsible for approximately 10% of veterinarian visits) are related to allergies.

Informed by supportive late-stage human data, we are researching several as-yet undisclosed biologic targets with potential efficacy in canine and feline allergic conditions.

Identification of New Product Candidates

We have an internal research and drug discovery team and we have established processes to identify and prioritize our target mAbs to be PETized. Preferred features of donor mAbs that we consider for PETization include:

•	a mAb to the target has demonstrated safety and efficacy in human clinical trials;
•	the donor mAb retains its function, binding to the same target in the companion animal species;
•	the target has a comparable mechanism of action in companion animals as in humans; and
•	the disease in the target species that the mAb will target is of commercial significance.

Selected donor mAbs are PETized and their binding properties are characterized in vitro using a variety of methods. The PETized mAb is then manufactured at small scale and its in vivo biological properties are confirmed in appropriate biological test systems, including initial proof-of-concept (pharmacokinetics, preliminary safety, immunogenicity and safety and efficacy studies) to develop an initial target product profile. The target product profile is tested with clinical key opinion leaders or through surveys of veterinarians. We also engage with U.S. regulators to confirm regulatory jurisdiction and a pathway to approval.

In addition to current and potential mAb product candidates, we evaluate other biologic candidates for development, including those owned by third parties. This is in line with our strategy to identify biologics with therapeutic value in other species, and offer strategic partnerships to develop (and PETize, in the case of mAb candidates) these candidates for use in companion animals.

Our PETization Platform

Our PETization platform is a proprietary algorithmic approach that has demonstrated a reduction in the time and cost typically associated with the development of mAbs using conventional interspecies conversion methods. By applying our algorithms to analyze large data sets from our proprietary complementary deoxyribonucleic acid (“cDNA”), library, PETization is designed to determine the minimal number of changes required in the mAb framework region, and generate a 100% species-specific mAb that preserves the attraction between a biologic and its target, a property known as affinity. We have used PETization to successfully convert human and rodent mAbs into 100% species-specific canine, feline and equine mAbs, thereby leveraging their safety and efficacy profile of donor for our companion animal therapies in development.

An antibody is generally made up of two short, or “light,” chains and two longer, or “heavy,” chains of amino acids arranged in a specific sequence. At one end of the chains are the complementarity-determining regions (“CDR”), which allow the antibody to bind to its target. Between the CDRs are framework regions, which are typically species-specific, that determine the immune response caused by the antibody. If these sequences of amino acids in the framework regions do not match ones that occur naturally in the target animal, the antibody could induce a significant negative immune response, or immunogenicity. These non-matching sequences must therefore be identified and adjusted to create an antibody that retains therapeutic benefits while matching the target animal’s naturally-occurring sequences. Minimizing the changes to these sequences makes the converted antibody more likely to be recognized as “self” or “native” by the target’s immune system.

Conventional interspecies conversion methods sometimes graft the desired CDRs from a donor mAb into a single antibody sequence from the target species. Donor mAb sequences are then reintroduced in attempts to restore affinity, a process called “affinity maturation.”  By contrast, our PETization algorithm compares the sequences of the heavy and light chains of a donor mAb to proprietary database of known heavy and light chain sequences from the target veterinary species.  The algorithm determines the minimal number of changes at each position in the amino acid sequences required to convert donor mAb heavy and light chain sequences into mAb sequences containing only amino acids identified within the target species, which reduces the risk of rejection due to immunogenicity. PETization is thus designed to avoid the need for the conventional method of affinity maturation.  Based on our experience, the conventional method can require six to 18 months to complete, depending on the project, and can increase the foreign sequence content, thereby increasing the risk of immunogenicity.

We are seeking to expand our pipeline, primarily using PETization. Our internal research and drug discovery team is studying mAbs that bind to canine, feline and equine targets relevant to pain, immune-oncology (cancer), inflammation, allergy and other chronic conditions. We have also completed a survey of specialist veterinarians in the U.S. and the EU, to identify key areas of unmet medical need where mAbs could have a significant impact. The results of this survey are guiding our product development priorities.

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

Companion Animal Therapeutic Market Overview

The U.S. companion animal market, which includes veterinary care, food, supplies and over-the-counter medications, live animal purchases and services such as grooming and boarding, reached $60.3 billion in sales in 2015. Veterinary care, which includes sales of companion animal therapeutics, parasiticides and vaccines and other medical expenses for veterinarian visits, is a growing segment of the U.S. companion animal market. We are targeting the companion animal therapeutics segment of the veterinary care industry. We estimate that in 2013 consumers spent $2.3 billion on companion animal therapeutics. This segment is currently dominated by small molecule drugs. There are currently no mAbs for the management of pain or inflammation in companion animals fully approved for marketing in the U.S. or the EU. Biologics, including mAbs, have grown to be the largest class of therapeutics within the top ten best-selling drugs for humans. We believe that mAbs will drive a similar trend in the companion animal therapeutics market.

Historically, many companion animal therapeutics have been in areas overlapping with livestock health, notably vaccines, parasiticides and anti-infectives. Given the success, safety and efficacy profile of biologics in human medicine, we see opportunities for biologic therapies for companion animals in the key areas of pain, cancer, inflammation, and allergy. We expect the market for companion animal biologic therapies to increase primarily due to:

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

Limitations of Current Standard of Care and the Promise of Biologics

Despite the growing market for veterinary care and favorable market dynamics, there are few treatment options approved for use in companion animals relative to the diversity of available human therapeutics. Current approved therapeutics for the management of many conditions, including pain, cancer, inflammation, and allergy, are predominantly small molecule drugs.

Small molecules are typically formulated as oral dose forms that owners must administer to their companion animals, often daily or more frequently. There are concerns regarding the use of small molecule therapeutics in some areas of companion animal medicine. For example, many NSAIDs commonly prescribed for pain and inflammatory diseases have “black box” warnings in their labelling of potentially serious side effects that limit their chronic use in dogs and largely preclude their chronic use in cats.

We believe that small molecule products as a class present significant limitations in the following areas:

•

Toxicity. Many small molecule therapies carry the risk of increased toxicity due to off-target effects. Furthermore, some small molecule therapies can result in toxicity and bleeding and, in extreme cases, death for certain breeds of dogs. For example, NSAID therapy can result in gastrointestinal toxicity in humans and animals, but in dogs it can also result in renal and hepatic toxicity. Treatment in cats is more challenging given their livers are unable to process NSAIDs effectively, further complicated by renal toxicity. For this reason, substantially all NSAIDs used in cats in the U.S. are approved for use for no more than three consecutive days.

•

Administration challenges. Because many small molecule therapies typically suffer from a short half-life (time in the blood), they generally require daily or more frequent injections or oral dosing. In addition, because most small molecule products are administered orally, it is difficult to ensure the product is ingested and absorbed. As a result, daily or more frequent injections or oral dosing of small molecule products provides challenges to owners that increase the risk of poor compliance with the treatment regimen.

In recent years, particularly in inflammation and cancer, human drug development has increasingly focused on biologics, such as mAbs, which generally offer safety and efficacy profiles that make them attractive alternatives to small molecule drugs for many indications. Seven of the top ten best-selling human drugs in 2015 were biologics, including Humira, Enbrel and Remicade for inflammatory diseases, Rituxan for oncology and inflammatory disease, Avastin and Herceptin for oncology and the insulin analog Lantus, which collectively amounted to worldwide sales in 2015 of approximately $58.6 billion (or approximately 70% of the top ten drugs’ revenue). We believe this illustrates a significant opportunity for us to develop first-in-class therapeutics for the unmet medical needs of companion animals utilizing our proprietary PETization platform.

Our Strategy

We strive to be at the forefront of companion animal therapeutic innovation by developing and commercializing a portfolio of biologics for companion animals. To achieve this goal, we intend to:

•

Leverage our proprietary PETization platform and experience to develop multiple companion animal therapeutics.  Our proprietary PETization platform enables the rapid translation of mAbs between species, positioning us to identify and develop multiple companion animal therapeutics. In addition, we have assembled a team of professionals that is highly experienced in the development, manufacturing and commercialization of companion animal and human therapeutics for global markets. We believe our platform and experience will enable us to develop and commercialize effective biologics for companion animals.

•

Focus on common conditions impacting the quality of life of companion animals to make a positive impact on their health.  Improving available therapies and addressing the unmet medical needs of dogs and cats will allow us to make an immediate positive impact on their health. We intend to conduct clinical studies in order to obtain regulatory approval for safer, more effective products than those that are currently available, in areas such as pain, immuno-oncology (cancer) and inflammation. In addition we believe biologics can provide safe and effective treatment alternatives for a variety of chronic conditions for which there are presently limited options, such as chronic pain management in cats.

•

Commercialize our lead product candidates with a direct sales force and distributors in the U.S. and through strategic alliances in international markets.  In anticipation of our lead product candidates receiving approval for marketing, we intend to recruit senior executives with animal health sales and marketing expertise, and through an energetic sales force we intend to train veterinarians to understand the science and benefits of biologics. By adding complementary distributor relationships in the U.S. and strategic alliances in the EU and elsewhere, such as our existing relationship with Virbac, we believe we can optimize our penetration of the veterinary markets.

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

•

Collaborate with leaders in human and veterinary biologics to bring to market the next generation of companion animal therapeutics.  We believe that universities and pharmaceutical and animal health companies present an opportunity to leverage our PETization platform. Through collaborations, such as our research and development collaboration with Zenoaq, we intend to design, develop, manufacture and bring to market the next generation of mAbs and complementary technologies.

In order to execute our strategy we have assembled a management team and board of directors who have held senior positions in leading biopharmaceutical and animal health companies and who have extensive experience in the discovery, development and commercialization of therapeutics.

Process Development, Manufacturing and Distribution

Our wholly-owned subsidiary BioNua operates a 20,000 square foot facility in Tullamore, Ireland, which we have reconfigured to be a dedicated veterinary biopharmaceutical manufacturing facility with the capability to meet anticipated future clinical and commercial production needs for drug substance. A team of over 20 process scientists, quality assurance personnel and support staff has been assembled. We have installed state-of-art large-scale disposable bioreactors and other equipment in preparation for manufacture of veterinary mAbs in accordance with good manufacturing practices. BioNua has produced frunevetmab at a scale sufficient for clinical and initial commercial supply.  We have also initiated the transfer of materials and processes for the production of ranevetmab to our biomanufacturing facility.

We depend on third parties to supply all of our required raw materials and aid in the delivery of finished product for our pre-clinical, proof-of-concept, pilot and pivotal safety and efficacy studies and commercial supply. We believe that the raw materials that we require to manufacture our lead product candidates are readily available commodities commonly used in the biopharmaceutical industry.

We currently do not have a direct sales organization. In order to commercialize any of our current or future product candidates, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make or maintain arrangements with third parties to perform these services, and we may not be successful in doing so. We expect to establish a small direct sales organization in the U.S. and to utilize distributors to commercialize our lead product candidates. In jurisdictions outside of the U.S., we intend to utilize companies with an established commercial presence to market our lead product candidates in those jurisdictions, but we may be unable to enter into or maintain such arrangements on acceptable terms, if at all.

We entered into a master collaboration, supply and distribution agreement, or the Master Agreement, and a specific distribution agreement, or SDA, for ranevetmab with Virbac in November 2014. Pursuant to the Master Agreement, we appointed Virbac as our sole and exclusive distributor of ranevetmab and any other products for which we enter into an SDA with Virbac in the veterinary field worldwide except for the U.S. and Canada. We refer collectively to the applicable area as the “Territory.” After a specified period, we will have the right to distribute and sell the product ourselves in the Territory. If we do so, we have agreed to make a lump sum payment to Virbac and Virbac shall become a non-exclusive distributor for such product in the Territory.

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

The Master Agreement (and any SDA) has an initial term of ten years from the date of Virbac’s first commercial arm’s length bona fide sale of a product in certain European countries specified in the Master Agreement and, unless otherwise agreed by the parties, will automatically renew for successive periods of two years each. Each party may terminate the Master Agreement for the other party’s uncured material breach or insolvency. Virbac may terminate the Master Agreement if we do not obtain in a timely fashion a marketing authorization for ranevetmab in Europe, there is a material failure to comply with the target product profiles for ranevetmab, there is a material deviation from a development plan for ranevetmab or the distribution of all products covered by the agreement is prevented in certain important countries specified in the Master Agreement as a result of a potential infringement of a third party’s intellectual property rights. Each party may terminate the applicable SDA if the commercial margin for the product falls below a certain threshold.  Virbac may terminate an SDA if the distribution of the applicable product is prevented in certain important countries specified in the Master Agreement as a result of a potential infringement of a third party’s intellectual property rights, or there is a material deviation from a development plan.

The SDA for ranevetmab specifies the conditions under which Virbac will place orders to us for the provision of ranevetmab in accordance with a target product profile, the marketing authorization in Europe, the product specifications and specific terms of Virbac’s distributions of ranevetmab. These terms include milestone payments aggregating to $1.0 million for our receipt of our first marketing authorization in Europe for ranevetmab and Virbac’s first commercial arm’s length bona fide sale of one of ranevetmab in certain European countries specified in the Master Agreement. The SDA also provides that we will receive an agreed fixed percentage of the commercial margin from Virbac’s sales of ranevetmab, which percentage is a fixed number between 45-55% that is calculated based on the net sales of ranevetmab reduced by specified amounts intended to reflect certain costs of goods and costs of selling, as provided in the SDA.

Competition

The companion animal therapeutics segment of the veterinary care industry is highly competitive and characterized by rapid technological change. Key competitive factors in our industry include, among others, the ability to successfully advance the development of a lead product candidate through the clinical studies required for regulatory approval; the timing and scope of regulatory approvals, if ever achieved, average selling price of competing products and animal therapeutic products in general, the availability of raw materials, contract manufacturing and manufacturing capacity, manufacturing costs, establishing and maintaining intellectual property and patent rights and their protection, and sales and marketing capabilities.

We believe our key competitors are animal health companies that are developing biologic products for use in companion animals, such as Aratana Therapeutics, Inc., Kindred Biosciences, Inc. and Zoetis, Inc. In addition, general competition is represented by a number of large biopharmaceutical companies with animal health divisions, such as Bayer AG; Boehringer Ingelheim GmbH; Eli Lilly and Company (Elanco division); Merck & Co., Inc.; and Sanofi S.A. (Merial division). If approved, we expect ranevetmab and frunevetmab will face competition from Deramaxx and Galliprant, marketed by Elanco; Metacam, marketed by Boehringer Ingelheim; Previcox, marketed by Merial; and Rimadyl, marketed by Zoetis, as well as from generic Meloxicam and Carprofen and other pain-treating products. We believe that Aratana, Kindred and Zoetis are also developing, and that other companies may develop, novel pain management or mAb candidates. In addition, private-label products may compete with our lead product candidates. If companion animal therapeutics customers increase their use of new or existing private-label products, our operating results and financial condition could be adversely affected.

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

Research and Development

Research and development expense consists primarily of employee compensation for internal research personnel, fees for regulatory, professional and other consultants and third party development costs. Research and development expense was $14.9 million, $9.8 million and $5.6 million for fiscal years 2016, 2015 and 2014, respectively.

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

We generally pursue composition of matter and therapeutic use patents for the product candidates we develop and intend to commercialize. We have also pursued patents relating to our proprietary PETization platform and canine immunoglobulin Fc effector function.

We currently have nine active patent families with claims directed to our PETization platform, our ranevetmab, frunevetmab and other product candidate compositions, several of our pipeline product candidate compositions and therapeutic uses of such product candidate compositions. As of June 30, 2016 we had approximately 100 patents and pending patent applications, around the world, focusing on countries in our expected key markets, including Australia, Brazil, Canada, China, Europe, Hong Kong, India, Japan, Malaysia, New Zealand, Russia, Singapore, South Korea, Taiwan, the United Kingdom and the U.S.  We have seven pending patent applications in the U.S. We had 16 granted patents (one in the U.S., four in the United Kingdom, two in Australia, one in Singapore and eight in New Zealand) and a further 84 pending patent applications in our portfolio.

Patents extend for varying periods depending on the date of the patent filing or grant and the patent term provided by law in the countries where patents are obtained.  Our patents, or the patents we may receive pursuant to our pending patent applications, relating to ranevetmab, frunevetmab and our PETization platform expire, or are expected to expire, in 2032 and 2033.  We have submitted a number of other patent applications with claims that relate to other indications we may pursue in the future.

We work with our patent attorneys to review and identify third party patent applications that may affect our freedom to operate.  If we identify any, we may need to take steps to either seek to limit or challenge the claims of such patents or patent applications or seek a license from the relevant third party.

Government Regulation

The development and testing, regulatory approval, import, distribution, marketing, sale and post-marketing oversight of veterinary care products are each governed by the laws and regulations of each country in which we intend to sell our lead product candidates. To comply with these regulatory requirements, we have established processes and resources to provide oversight of the development and regulatory approval of our lead product candidates.

Requirements for Approval of Veterinary Medicinal Products Worldwide

We operate as a global company and, therefore, are developing our lead product candidates with a global regulatory strategy. We intend to initially market our lead product candidates in the U.S. and the EU, either ourselves or through third parties and distributors.

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

These studies are conducted under rigorous quality processes, including good laboratory practices, to assure integrity of the data. They are designed to clearly define a safety margin, identify any potential safety concerns and establish a safe dose for the product. In addition, safety data from pivotal studies conducted under good clinical practice standards can be evaluated to further define the safety profile of the product in the target population.

Furthermore, because safety and efficacy studies must conform to the Veterinary International Conference on Harmonization guidelines, which are established under an international program aimed at harmonizing technical requirements for veterinary product registration, they can be utilized by regulatory bodies in the U.S., the EU, Japan, Canada, New Zealand and Australia, as well as other regulatory bodies worldwide. This initiative assists in reducing the number of animals used to determine if a veterinary product is safe and efficacious.

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

A pivotal field safety and efficacy study must be conducted with the formulation of the product that is intended to be commercialized and is a multi-site, randomized, controlled study, often with a placebo control. To reduce bias in the study, individuals doing the assessment are not told whether the subject is in the group receiving the treatment being tested or the placebo group. The number of subjects enrolled in such studies is determined by statistical procedures using pilot studies as a guide. In both the U.S. and the EU, the number of subjects enrolled in a pivotal safety and efficacy study is required to be at least 100 to 150 animal subjects treated with the test product. In many cases, numbers of animals enrolled will exceed these numbers.

A pivotal study may be designed with clinical sites in both the U.S. as well as the EU, and other jurisdictions, and this single study may satisfy regulatory requirements in several jurisdictions. In the case of the FDA, the pivotal efficacy study protocol can be submitted for review and concurrence prior to study initiation, to help assure that the data generated will meet requirements. Scientific advice can be also obtained from the EMA before conducting the study.

In the case of the USDA, a conditional license may be issued without the full range of clinical studies assessing efficacy required by the FDA. Conditional licensure allows for market entry of a USDA-regulated product on a comparatively rapid basis, under certain conditions, after a demonstration of purity, safety and a reasonable expectation of efficacy. While a conditional licensure is in place, the license holder continues to develop efficacy data in order to apply for full approval.

Chemistry, Manufacturing and Controls

To ensure that the product can be manufactured consistently, regulatory agencies require developers to provide documentation of the process by which the active pharmaceutical ingredient is made and the controls applicable to that process that assure the active pharmaceutical ingredient and the formulation of the final commercial product meet certain criteria, including quality, purity, and stability. After a product is approved, developers are required to communicate with the regulatory bodies any changes in the procedures or manufacturing site. Both the active pharmaceutical ingredient and the commercial formulations are required to be manufactured at facilities that engage in pharmaceutical good manufacturing practices.

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

Manufacturing

Our facilities will be subject to inspections by regulatory authorities that will be conducted after the licensing processes of the Regulatory Authorities, our collective term for the FDA, USDA, EPA and EMA.  Among other things, these inspections may consider whether we are following strict procedures associated with pharmaceutical manufacturing operations.  If our facilities or quality control and quality assurance practices do not comply with regulatory requirements or our expectations, we may need to find alternative manufacturing facilities, which would adversely impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.  Minor deviations in our manufacturing processes, such as temperature excursions or improper package sealing, could result in delays, inventory shortages, unanticipated costs, product recalls, product liability or regulatory action.

United States

Three federal regulatory agencies regulate the health aspects of veterinary care products in the U.S.: the FDA, the USDA, and the EPA.

The CVM at the FDA regulates animal pharmaceuticals and certain biopharmaceuticals under the Federal Food, Drug and Cosmetic Act. The Animal and Plant Health Inspection Service at the CVB at the USDA regulates veterinary vaccines and certain biologics pursuant to the Virus-Serum-Toxin Act. The EPA Office of Pesticide Programs regulates veterinary pesticides under the Federal Insecticide, Fungicide and Rodenticide Act.

Our current anti-NGF candidates are animal pharmaceuticals, biopharmaceuticals or biologics for the treatment of pain associated with osteoarthritis, which are regulated by the FDA, and the USDA has advised us that it will regulate our anti-PD-1 candidates and potentially other product candidates currently undergoing research. Manufacturers of veterinary pharmaceuticals and biologics must demonstrate that their products are safe, effective, and produced by a consistent method of manufacture. While their procedures vary, both the USDA and the FDA conduct post-approval monitoring of products, require submission of reports of any product quality defects, adverse events or unexpected results and may conduct regulatory inspections from time to time.

Regulatory Process at the FDA

Under the Federal Food, Drug, and Cosmetic Act, a new animal drug may not be sold into interstate commerce unless it is the subject of an approved new animal drug application, or NADA, the subject of an administrative NADA, there is a conditional licensure or the drug is included in the FDA’s index of legally-marketed unapproved new animal drugs for minor species.

To begin the development process for products in the U.S., an INAD submission is made to the FDA. Pre-development meetings may be held with the FDA to reach general agreement on the plans for providing the data necessary to fulfill requirements for a NADA. Testing submitted in support of an application to the FDA generally must be conducted in accordance with good laboratory practices, and certain research conducted at research facilities will be subject to additional requirements of the Animal Welfare Act, which affords oversight of animal study subjects. During development, pivotal protocols may be submitted to the FDA for review and concurrence prior to conducting the required studies. Data in major technical sections must be submitted to the FDA for review in the NADA, with review conducted according to timelines specified in the Animal Drug User Fee Act.

Once the data have been submitted and the review completed for each major technical section—safety, effectiveness and CMC—the FDA issues a technical section complete letter pertaining to each section upon successful review. When complete letters have been received for the major technical sections, a draft of the Freedom of Information Summary is compiled by the sponsor, and the proposed product labeling, and all other relevant information, is submitted to FDA for review. An administrative NADA submission is the final step after complete letters are received for all technical sections of a NADA.

After approval, reports of any and all adverse events must be submitted on a regular basis to the FDA and other ongoing recordkeeping and compliance requirements will apply, including those relating to manufacturing, advertising, labeling and any changes to the product.

Regulatory Process at the USDA

Under federal law, including the Virus-Serum-Toxin Act, producers of veterinary biologics in the U.S. must have a U.S. Veterinary Biologics Establishment License and a U.S. Veterinary Biological Product License for each product. To qualify for an establishment license, an applicant also must qualify for at least one product license. For those entities or individuals wishing to market imported veterinary biological products in the U.S., a U.S. Veterinary Biological Product Permit is required.

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

To obtain a marketing authorization from the EMA, an application for marketing authorization must be submitted. This application is the EMA’s equivalent of the FDA’s NADA and includes data from studies showing the quality, safety and efficacy of the product. The EMA reviews and evaluates the data. For each application, a rapporteur and co-rapporteur are appointed from the members of the EMA. Their role is to lead the scientific evaluation and prepare the assessment report. The rapporteur can utilize experts to assist in performing the assessment. The assessment report is critiqued by the co-rapporteur and other members of the EMA before the EMA makes its determination. The final opinion of the EMA is generally given within 210 days of the submission of an application, but the EMA makes the final decision on the approval of products. In general, the requirements for regulatory approval of a veterinary medicinal product in the EU are similar to those in the U.S., requiring demonstrated evidence of purity, safety, efficacy and consistency of manufacturing processes.

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

Many country-specific laws and regulations include requirements for labeling, safety, efficacy and manufacturers’ quality control procedures designed to assure the consistency of the products, as well as company records and reports. With the exception of those countries that have well-developed veterinary product regulation, the regulatory agencies of many other countries typically refer to the regulatory authorities in the U.S. and the EU and other international animal health entities, including the World Organization for Animal Health and the Codex Alimentarius Commission, in establishing standards and regulations for veterinary pharmaceuticals and vaccines.

Employees

As of June 30, 2016, we had 51 full-time employees. Of these employees, 14 were in research and development, 26 were in clinical, regulatory and manufacturing functions, and 11 were in general and administrative functions. We have never had a work stoppage and our employees are not represented by labor unions or covered by collective bargaining agreements.

Information about Segments and Geographic Revenue

Information about segments and geographic revenue is set forth in Note 2 of the Notes to Consolidated Financial Statements under Item 8 of this report. In addition, financial information regarding our operations, assets and liabilities, including our total revenue and net loss for the years ended June 30, 2016, 2015 and 2014 and our total assets as of June 30, 2016 and 2015, is included in our Consolidated Financial Statements under Item 8 of this report.

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

Our principal executive offices are located at Unit 5, Sragh Technology Park, Rahan Road, Tullamore, Co. Offaly, R35 FR98, Ireland, and our telephone number is + 353 5793 24522. Our internet address is www.nexvet.com. Information contained on, or accessible through, our website is not a part of, and is not incorporated into, this report and references to our website in this report are inactive textual references only.

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

We are a clinical-stage biopharmaceutical company focused on the therapeutics segment of the companion animal market, with a limited operating history.  Since our formation in February 2010, our operations have been limited to the identification of product candidates and to the research and development of our lead product candidates, which primarily target pain associated with osteoarthritis in dogs (ranevetmab) and cats (frunevetmab).  As a result, we have limited historical operations upon which you can evaluate our business and prospects, and we have not yet demonstrated an ability to successfully overcome the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in companion animal therapeutics.  We do not have any products approved for sale, have not generated any revenue from product sales since our inception and do not expect to generate any revenue from product sales in the near future.  We have incurred significant net losses since our inception.  We incurred net losses of $19.4 million, $11.9 million, and $6.7 million for fiscal years 2016, 2015 and 2014, respectively, and as of June 30, 2016, we had an accumulated deficit of $43.0 million.  This accumulated deficit has resulted principally from costs incurred in connection with research and development of our product candidates and general and administrative costs associated with our operations.

We expect to continue to incur net losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates and begin commercialization activities in anticipation of regulatory approval.  We will not be able to commercialize any product candidates until we successfully complete the required studies and they are approved by applicable regulatory authorities.  In the U.S., these authorities include the CVM within the FDA and the CVB within the Animal and Plant Health Inspection Service within the USDA. In Europe, these authorities include the European Medicines Agency, or the EMA.  We refer to the FDA, the USDA and the EMA collectively as the “Regulatory Authorities.” Even if we succeed in developing and commercializing one or more product candidates, we expect to continue to incur net losses for the foreseeable future, and we may never become profitable.  Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.  If we fail to achieve or maintain profitability, it would adversely affect the value of our ordinary shares.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, product portfolio expansion, other operations or commercialization efforts.

Completing the development and obtaining regulatory approval of our product candidates will require substantial funds.  We believe our unrestricted cash balance of $31.5 million as of June 30, 2016 will be sufficient to fund our anticipated level of operations for at least the next 12 months. Our operating plan may change as a result of many factors currently unknown to us, and we may seek additional funds sooner than planned through public or private equity or debt financings or other sources such as strategic collaborations.  We have no current agreements or arrangements with respect to any such financings or collaborations, and any such financings or collaborations may result in dilution to our shareholders, the imposition of debt covenants and repayment obligations or other restrictions that may adversely affect our business or the value of our ordinary shares.  Even if we believe we have sufficient funds on hand for our current or planned future business and operations, we may seek from time to time to raise additional capital based upon favorable market conditions or strategic considerations such as potential acquisitions.

Since our inception, nearly all of our resources have been dedicated to the research and development of our lead product candidates.  We believe that we will continue to expend substantial resources for the foreseeable future for the development of our lead product candidates and any future product candidates we may choose to pursue.  Because the outcome of our development activities is uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development of any of our current or future product candidates and, if approved, successfully commercialize them.  Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of researching and developing our current or future product candidates, including conducting proof-of-concept, pilot and pivotal safety and efficacy studies;
•	the timing of, and the costs involved in, obtaining regulatory approvals for any of our current or future product candidates;
•	the number and characteristics of the product candidates we pursue;
•	whether we acquire or license any other companies, assets, intellectual property or technologies in the future;
•	the cost of commercialization activities, if any of our current or future product candidates are approved for sale, including marketing, sales and distribution costs;
•	the cost associated with our manufacturing facility, including the cost of manufacturing our current and future product candidates and any approved products we successfully commercialize;
•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;
•	the expenses needed to attract and retain skilled personnel;
•	the costs associated with being a public company; and
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, if any arise, including litigation costs and the outcome of such litigation.

In addition, we may have unanticipated costs.  Additional funds may not be available when we need them on terms that are acceptable to us, or at all.  If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate one or more of our product development, product portfolio expansion, other operations or commercialization efforts.

Our success depends largely upon our ability to advance our product candidates through the various stages of development, especially through pivotal safety and efficacy studies.  If we are unable to successfully advance or develop our product candidates, our business will be harmed.

We currently have no products approved for commercial distribution and are focused primarily on the development of our lead product candidates.  The commercial viability of our product candidates will depend on the success of pivotal safety and efficacy studies, separate safety and immunogenicity studies, receipt of regulatory approvals and the viability of manufacturing processes.  For our first lead product candidate, ranevetmab, in November 2015 we announced that our pivotal safety and efficacy study met its primary efficacy endpoint, but we have not submitted all the sections required for regulatory approvals nor completed validation processes for its manufacturing.  For our second lead product candidate, frunevetmab, in May 2016 we announced the successful completion of a placebo-controlled, blinded, multi-site pilot field safety and efficacy study, which enrolled 126 cats with osteoarthritis, but we have not commenced pivotal safety and efficacy studies. The success of our business ultimately depends upon our ability to advance the development of our product candidates from proof-of-concept studies through pilot and pivotal safety and efficacy studies in a manner that meets extensive regulatory requirements, establish facilities capable of consistently manufacturing them in accordance with strict specifications and regulations, obtain approval for their sale by the Regulatory Authorities, and ultimately have our product candidates successfully commercialized by us or a strategic partner or licensee. The results of our ongoing research and development activities, including pivotal safety and efficacy studies, may not support or justify the continued development of our product candidates, and we may not receive approval from the Regulatory Authorities to advance the development of our product candidates. Failure to advance the development of one or more of our product candidates may have an adverse effect on our business.

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

Even if we demonstrate favorable results in proof-of-concept or pilot studies for our lead product candidates, the results of pivotal safety and efficacy studies may not be sufficient to support the continued development of these product candidates.  The development of companion animal therapeutics can be subject to significant delays, setbacks and failures in all stages of development, including pivotal safety and efficacy studies, even after achieving promising results in proof-of-concept or pilot studies.

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

Many biologics have been approved for use in humans, but apart from vaccines, relatively few recombinant proteins or antibodies have been approved for use in animals.  There are unique risks and uncertainties associated with biologics, the discovery, development and manufacturing of which are subject to regulations that are complex and extensive. In addition, we develop biologics for companion animals using our proprietary PETization platform, which is a new platform that has not resulted in any commercialized products. Identification, optimization and manufacturing of biologics, including companion animal therapeutics, is a relatively new field in which unanticipated difficulties or challenges could arise. For example, there are no established practices or regulatory standards for pre-launch batch size manufacturing scale-up of a companion animal biological product candidate to commercial levels, which may cause our estimated manufacturing costs to materially increase due to unforeseen requirements from regulators or any third party manufacturer. Success in preliminary safety, proof-of-concept, pilot, field and prior target animal studies or pivotal studies, or success in studies of products similar to our product candidates but conducted in humans, does not ensure that our target animal studies or pivotal studies will be successful, and the results of development efforts by other parties may not be indicative of the results of our target animal studies, pivotal studies and other development efforts.

We may be unable to identify biologics suitable for development or to achieve the potency and stability required for use in target animals.  For example, in the third quarter of 2016 we determined that, although NV-08 had demonstrated an anti-inflammatory effect in dogs and we had generated supportive safety and immunogenicity data, it did not meet our target product profile in relation to required dosing frequency.  Accordingly, we terminated our NV-08 program and have focused our resources on alternative research candidates.  Canine, feline and equine antibodies, in particular, represent novel types of product candidates that may be difficult to identify through PETization or develop successfully.

Development of biologics, including companion animal therapeutics, is expensive and can take many years to complete, its outcome is inherently uncertain, and our development activities may not be successful.  To gain approval to market an animal therapeutic for a particular species of animal, we must incur substantial expense for, and devote significant time to, pivotal safety and efficacy studies and provide the Regulatory Authorities with data that adequately demonstrate the safety and efficacy of that product in the target animal for the intended indication applied for in the NADA, product license or other regulatory filing.  We rely on CROs and other third parties to ensure the proper and timely conduct of our studies and development efforts, but we have limited influence over their actual performance.  Pivotal safety and efficacy studies require adequate supplies of material and sufficient target animal enrollment. Delays in target animal enrollment can result in increased costs and longer development times that threaten the ability to complete the study.  Pivotal safety and efficacy studies can be delayed or discontinued for a variety of reasons, including delays in or failure to:

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

The results of our proof-of-concept or pilot studies, other initial development activities and any previous studies in animals or conducted in humans may not be predictive of future results of our pivotal safety and efficacy studies.  Proof-of-concept studies involve relatively small numbers of animals compared to pivotal studies.  For example, our proof-of-concept study completed for the efficacy of ranevetmab involved 26 dogs, while our pivotal safety and efficacy study enrolled 262 dogs.  Following the enrollment of 133 dogs in this pivotal safety and efficacy study, we received the results of a sample size reassessment indicating that, in order to have a high probability of statistical significance at the day 28 primary endpoint, it would be necessary to increase the size of the study.  Following this sample size reassessment, we decided to continue the study to completion without a change in study size, while also commencing an additional placebo-controlled multi-site pilot field safety and efficacy study to assess various doses and dosing regimens of ranevetmab.

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

In order to market any product outside of the U.S., including in the European Economic Area (the “EEA”) (which is composed of 27 of the 28 member states of the EU, plus Norway, Iceland and Liechtenstein), and many other foreign jurisdictions, separate regulatory approvals are required.  For example, in the EEA, companion animal therapeutics can only be commercialized after obtaining a marketing authorization.  Before granting a marketing authorization, the EMA or the competent national authorities of the member states of the EEA assess the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

The approval procedures vary among countries and can involve additional studies and testing, and the time required to obtain approval may differ from that required to obtain approval from the Regulatory Authorities.  Animal studies conducted in one country may not be accepted by regulatory authorities in other countries.  Approval by the FDA or the USDA does not ensure approval by regulatory authorities in other countries, and approval by one or more foreign regulatory authorities does not ensure approval by regulatory authorities in other foreign countries or in the U.S.  However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others.  The foreign regulatory approval process may include all of the risks associated with obtaining approval in the U.S.  We may not be able to file for regulatory approvals or to do so on a timely basis and, even if we do file them, we may not receive necessary approvals to commercialize our lead product candidates in any market.

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

We believe our main competitors are animal health companies that are developing products for use in companion animals, such as Aratana Therapeutics, Inc., Kindred Biosciences, Inc. and Zoetis, Inc.  In addition, there are a number of large biopharmaceutical companies with animal health divisions, such as Bayer AG; Boehringer Ingelheim GmbH; Eli Lilly and Company (Elanco division); Merck & Co., Inc.; and Sanofi S.A. (Merial division).  If approved, we expect ranevetmab and frunevetmab will face competition from Deramaxx and Galliprant, marketed by Elanco; Metacam, marketed by Boehringer Ingelheim; Previcox, marketed by Merial; and Rimadyl, marketed by Zoetis, as well as from generic Meloxicam and Carprofen and other pain-treating products.  We believe that Aratana and Kindred are developing, and that other companies may develop, similar products as well.  In addition, private-label products may compete with our lead product candidates.  If companion animal therapeutic customers increase their use of new or existing private-label products, our operating results and financial condition could be adversely affected.

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

As of June 30 2016, we had 51 full time employees, and we anticipate the need to increase the size of our organization, which will require us to hire, train, retain, manage and motivate current and additional employees, consultants or advisors with experience in a number of disciplines, including research and development, sales, finance, and manufacturing.  Our success depends in part on our ability to attract and retain highly qualified key management, personnel and directors to develop, implement and execute our business strategy and operations, and oversee the activities of our consultants and vendors, as well as academic and corporate advisors or consultants that assist us in this regard.  We are currently highly dependent upon the efforts of our management team to accomplish this, specifically including Mark Heffernan, our co-founder and Chief Executive Officer, David Gearing, our co-founder and Chief Scientific Officer, Damian Lismore, our Chief Financial Officer and Juergen Horn, our Chief Product Development Officer. We do not have any “key man” insurance.

Although we have successfully attracted and retained key personnel in the past, we may not be able to continue to do so in the future on acceptable terms, if at all.  In addition, competition for qualified personnel in the companion animal therapeutics segment of the veterinary care industry, as well as the biologics manufacturing industry in Ireland, is intense, because there are a limited number of individuals who are trained or experienced in these areas. We may also face difficulty in expanding and enhancing our operational, financial and management systems as we grow.  If we lose any key employees, or are unable to attract or retain qualified key personnel, directors, advisors or consultants, the development of our product candidates could be significantly delayed or discontinued.

We may be unsuccessful in manufacturing our own products or in transferring our technology from prior manufacturers.

In September 2015, we secured a dedicated biologics manufacturing facility in Tullamore, Ireland. We have paid $2.0 million to secure the manufacturing assets within the facility and have entered into a 10‑year lease on the facility, with an option to purchase the building after five years. We have never previously conducted any manufacturing activities, may not be able to complete the necessary scale up processes in a cost effective manner or at all, and may not ultimately be able to manufacture our product candidates.

We have previously changed manufacturers, which involved transferring know-how and other technology associated with our clonal cell lines for ranevetmab from our prior manufacturer to a different manufacturer.  With the commencement of internal manufacturing activities we are now transferring know-how and technology associated with our clonal cell lines again.  We may be unable to adequately transfer this know-how and technology in a cost effective or timely manner, or at all.

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

Manufacturing facilities also require specialized personnel and equipment and can be expensive to operate and maintain. Any delay in regulatory approval or market launch of product candidates to be manufactured in our facilities may cause operating losses if we continue to operate our manufacturing facility and retain specialized personnel.

Our facilities will be subject to inspections by regulatory authorities that will be conducted after the licensing processes of the Regulatory Authorities. Among other things, these inspections may consider whether we are following strict procedures associated with pharmaceutical manufacturing operations. If our facilities or quality control and quality assurance practices do not comply with regulatory requirements or our expectations, we may need to find alternative manufacturing facilities, which would adversely impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Minor deviations in our manufacturing processes, such as temperature excursions or improper package sealing, could result in delays, inventory shortages, unanticipated costs, product recalls, product liability or regulatory action.

In addition, manufacturing biologics, especially in large quantities, may require the use of technologies that we may need to develop ourselves or in conjunction with third-party collaborators.  Small changes in the manufacturing process can have a significant impact on product quality, consistency and yield.  Such manufacturing requires facilities specifically designed and validated for this purpose and sophisticated quality assurance and quality control procedures.  Biologics are also usually costly to manufacture.  Manufacturing biologics may be more technically challenging, time-consuming and expensive than we anticipate or subject to other regulatory uncertainties.  For example, human anti-NGF product candidates were previously subject to classwide partial clinical holds imposed by the FDA in recent years due to the emergence of safety signals in humans, including rapidly progressive osteoarthritis, as a result of various factors including co-administration with NSAIDs.  We believe it will take a few days from injection of ranevetmab and frunevetmab until efficacy is observed, which may increase the risk of co-administration with NSAIDs, even if they are not approved for such use.  Classwide adverse effects may be seen in companion animals with the PETized product candidates we seek to manufacture and result in clinical holds or protocol revisions or otherwise cause delays or increased costs.  We may be unable to manufacture biologics at full commercial scale and at an economical cost, if at all.

If our biopharmaceutical manufacturing facility in Tullamore, Ireland becomes unavailable or inoperable, we will be unable to produce and ship many of our product candidates.

Our product candidates and formulated biologics are produced in our Tullamore, Ireland manufacturing facility.  While we believe we have reliable suppliers of raw materials, our production capacity is highly dependent on the uninterrupted and efficient operation of the facility.  Therefore, if a catastrophic event occurred at the facility, such as a fire or contamination, our production capacity could be eliminated until the manufacturing portion of the facility was restored and cleared by the relevant regulatory body.  We maintain a disaster plan to minimize the effects of such a catastrophe and we have obtained insurance to protect against certain business interruption losses.  However, coverage may be inadequate or may not remain available on acceptable terms, if at all.  If circumstances arose that disrupted our manufacturing activities at our facility, we would need to establish an alternate manufacturing channel, which would require significant time and expense and adversely impact our ability to distribute products for use in clinical trials or any future commercial sales.

Additionally, we may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments.  If we were to encounter any of these difficulties, or a catastrophic event, our ability to provide our product candidates in clinical trials, or to provide products for distribution if so approved, would be jeopardized.

We depend on third-party suppliers for key raw materials to be used in our manufacturing processes and third-party manufacturers to package our products, and the loss of these third parties or their inability to supply us or package our products could harm our business.

We currently rely on third-party suppliers for the raw materials required for the production of our product candidates and third-party manufacturers to aseptically fil and package our products.  Our dependence on these third-party suppliers and the challenges we may face in obtaining adequate supplies of raw materials involve several risks, including limited control over pricing, availability, quality and delivery schedules.  Our suppliers may not provide us with quantities of these raw materials that we require or satisfy our anticipated specifications and quality requirements. Similarly, we rely on third parties to aseptically fill and package our products in vials. Should there be any supply interruption in limited or sole-sourced raw materials or product manufacturing issues, it could materially harm our ability to manufacture our product candidates until a new source of supply or product manufacturer, if any, can be identified and qualified. Although we believe there are currently several other suppliers of these raw materials and services, we may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could delay the development and potential commercialization of our product candidates, including limiting supplies necessary for clinical trials and regulatory approvals, which would harm our business.

Our business involves environmental, health and safety risks.

Our business involves the controlled use of hazardous materials and chemicals and is subject to numerous environmental, health and safety laws and regulations and to periodic inspections for possible violations of these laws and regulations. Under certain of these laws and regulations, we could be liable for any contamination at our properties or third party waste disposal sites. In addition to significant remediation costs, contamination can give rise to third party claims for fines, penalties, natural resource damages, personal injury and damage (including property damage). The costs of compliance with environmental, health and safety laws and regulations can be significant. Any violations, even if inadvertent or accidental, of current or future environmental, health or safety laws or regulations, any cost of compliance with any resulting order or finding and any liability imposed in connection with any contamination for which we may be responsible could adversely affect our business, financial condition, cash flows and results of operations.

We currently rely on third parties to conduct all of our pivotal safety and efficacy studies and certain other development efforts. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize our current or future product candidates.

We currently do not conduct our pivotal safety and efficacy studies internally; instead we rely on CROs to conduct these studies. The third parties with whom we contract for the execution of our studies play a significant role in the conduct of these studies and the subsequent collection and analysis of data. However, these third parties are not our employees, and except for contractual duties and obligations, we have limited ability to control the amount or timing of resources that they devote to our programs. Although we rely on these third parties to conduct our studies, we remain responsible for ensuring that each of our studies is conducted in accordance with the development plan and protocol. Moreover, the Regulatory Authorities require us to comply with good laboratory practices and good clinical practices for conducting, monitoring, recording and reporting the results of our studies to ensure that the data and results are scientifically credible and accurate.

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

We currently do not have a direct sales organization. In order to commercialize any of our current or future product candidates, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make or maintain arrangements with third parties to perform these services, and we may not be successful in doing so. We expect to establish a small direct sales organization in the U.S. and to utilize distributors, which may be expensive and time-consuming. In jurisdictions outside of the U.S., we intend to utilize companies with an established commercial presence to market our lead product candidates in those jurisdictions, but we may be unable to enter into or maintain such arrangements on acceptable terms, if at all.

We entered into a master collaboration, supply and distribution agreement, and a specific distribution agreement for ranevetmab, with Virbac, an animal health pharmaceutical company, in November 2014. Pursuant to these agreements, we appointed Virbac as our sole and exclusive distributor of ranevetmab and any other products for which we enter into a specific distribution agreement with Virbac in the veterinary field worldwide except for the U.S. and Canada. Virbac must provide clinical, regulatory, marketing and sales input via a joint steering committee, advise us in the drafting of regulatory submissions in the countries within the applicable territory, sell our products, meet or exceed minimum annual net sales obligations for each product, manage local complaints and transfer drug safety data, not apply for the registration of any trademark that is the same as or similar to any of our trademarks and launch the product within a specified time period after marketing authorization. Virbac may terminate these agreements if, among other things, we do not timely obtain a marketing authorization for ranevetmab in Europe, there is a material failure to comply with the target product profiles for ranevetmab, there is a material deviation from a development plan for ranevetmab or the distribution of all products covered by these agreements is prevented in certain important countries specified in these agreements as a result of a potential infringement of a third party’s intellectual property rights. If Virbac does not perform as agreed or terminates our agreements, we may be required to replace Virbac, and we may be unable to do so on a timely basis, on similar terms or at all.

We have no prior experience in the marketing, sale and distribution of companion animal therapeutics, and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and motivate qualified individuals, generate sufficient sales leads, effectively manage a sales and marketing team and effectively coordinate with distributors. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. If we are not successful in commercializing any of our current or future product candidates, either on our own or through one or more distributors, we may never generate significant revenue and may continue to incur significant losses, which would adversely affect our financial condition and results of operations.

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

We expect that our operating results will vary significantly from quarter-to-quarter and year-to-year as a result of the initiation and success or failure of proof-of-concept, pilot or pivotal safety and efficacy studies, the timing of the formulation and manufacture of our product candidates or other development related factors. In addition, we recognized research and development income of $2.1 million, $3.5 million and $2.3 million, respectively, for fiscal years 2016, 2015 and 2014 under the Australian and Ireland research and development income programs. This income, which constituted our largest source of income in fiscal years 2016, 2015 and 2014, may not continue in future years if we no longer meet the eligibility requirements for the tax incentive or if the program is modified or terminated. Accordingly, our revenue, expense and results of operations for any period may not be comparable to the revenue, expense or results of operations for any other period.

Risks Related to Intellectual Property

Our commercial success will depend, in part, on obtaining and maintaining patent protection for our lead product candidates.

As at June 30, 2016 we had 15 granted patents (seven in New Zealand, four in the United Kingdom, two in Australia, one in Singapore and one in the U.S.) but do not have any other issued patents for our lead product candidates. However, we have filed patent applications covering various aspects of our lead product candidates. Our patent applications may never result in the issuance of patents, or patents issued to us may be dominated by the patents of third parties, including, for example, patents issued to analogous human drugs, drug targets or biological compositions and their usages. Furthermore, even if they are unchallenged by third parties, our patents, if issued, may not adequately protect our intellectual property or prevent others from designing around their claims. In order to commercialize our lead product candidates in one or more species, we could be required to take steps to limit or challenge the claims of third party patents or seek licenses, which may not be available on terms that we consider reasonable, or at all. We could be required to cease development or commercialization of one or more of our lead product candidates. Thus, if we cannot obtain ownership of issued patents covering our lead product candidates, our business and prospects would be adversely affected.

It is possible that we will be unable to obtain or maintain any patents that cover our lead product candidates, or that we will have little to no commercial protection against competing products. In such cases, we would then rely solely on other forms of exclusivity, such as regulatory exclusivity provided by the Federal Food, Drug and Cosmetic Act, if available, which may provide less protection to our competitive position.

Our commercial success depends upon our ability to develop, manufacture, market and sell our lead product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. In the future, it may become necessary for us to use the patented or proprietary technology of a third party to commercialize our own technology or products, in which case we would be required to obtain a license from such third party. A third party may hold intellectual property, including patent rights that are important or necessary to the development of our lead product candidates. A license to such intellectual property may not be available on commercially reasonable terms, if at all. If we obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies. Should we obtain a license, circumstances may arise where we are not able meet our obligations under the license, which could result in termination of the license agreement and impair our ability to develop or market our lead product candidates.

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of any patents that issue. In September 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”) was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, may affect patent litigation, and switch the U.S. patent system from a “first-to-invent” system to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. The U.S. Patent and Trademark Office (the “USPTO”) recently developed new regulations and procedures regarding aspects of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, in particular the first-to-file provisions, only became effective in March 2013. The full effect of these changes are currently unclear as the USPTO has not yet adopted all pertinent final rules and regulations, and the courts have yet to address all of the new provisions. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of any patents that issue, all of which could have an adverse effect on our business and financial condition.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity. Therefore, obtaining and enforcing biopharmaceutical patents is costly, time-consuming and inherently uncertain. In addition, the U.S. has recently enacted and is currently implementing wide-ranging patent reform legislation. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we might obtain in the future.

If a third party claims we are infringing on its intellectual property rights, we could incur significant expenses, or be prevented from further developing or commercializing our lead product candidates.

Our success will also depend on our ability to operate without infringing the patents and other proprietary intellectual property rights of third parties. This is generally referred to as having the “freedom to operate.” We work with our patent attorneys to review third party patents and patent applications that may affect our freedom to operate, and, when we think necessary, we take action to seek to limit or challenge claims made by patents or patent applications of third parties that may adversely affect our freedom to operate. However, the biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. The defense and prosecution of intellectual property claims, interference proceedings and related legal and administrative proceedings, both in the U.S. and internationally, involve complex legal and factual questions. As a result, such proceedings are lengthy, costly and time-consuming, and their outcome is highly uncertain. We may become involved in protracted and expensive litigation in order to determine the enforceability, scope and validity of the proprietary rights of others, or to determine whether we have the freedom to operate with respect to the intellectual property rights of others.

Third parties may assert that we are employing their proprietary technology without authorization. For example, as a result of searching patent literature in support of patent protection and otherwise evaluating the patent landscape, we are aware of third party patents or patent applications in territories where we intend to commercialize our anti-NGF products, which contain granted claims, pending claims or claims for which patent offices have issued a notice of intention to grant with coverage that could potentially be asserted with respect to ranevetmab and frunevetmab. While we do not believe such assertions would be valid or enforceable or otherwise materially adversely affect commercialization of ranevetmab and frunevetmab, we may be incorrect in this belief. If any third party patent were held by a court of competent jurisdiction to cover aspects of any of our product candidates or any method of use of any of our product candidates, the holder of any such patent may be able to block our ability to develop and commercialize such product candidate unless we obtain a license under the applicable patent or limit or modify the formulation or use, or until such patent expires or is finally determined to be invalid or unenforceable. If a license to a third-party patent is needed, such a license may not be available on commercially reasonable terms or at all. Any successful assertion by a third party that one of our product candidates infringes one or more issued patents could materially affect our commercialization of that product candidate if such product candidate is approved.

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

It is becoming common for third parties to challenge patent claims on any successfully developed product candidate or approved drug. Third-party preissuance submission of prior art to the USPTO, or post-grant opposition, derivation, reexamination, inter partes review or interference proceedings, or other preissuance or post-grant proceedings in the U.S. or other jurisdictions provoked by third parties may be necessary to determine the priority of inventions with respect to our patent applications or future issued patents. An unfavorable outcome could require us to cease using the related technology and commercializing our lead product candidates, or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms or at all. Even if we obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies. Even if we successfully defend such litigation or proceeding, we may incur substantial costs and it may distract our management and other employees. We could be found liable for monetary damages if we are found to have willfully infringed a patent.

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

We intend to rely upon a combination of patents, trade secret protection, confidentiality and license agreements to protect the intellectual property related to our current product candidates, development programs and manufacturing processes. Patents containing composition-of-matter claims on the active ingredients in pharmaceutical products, including companion animal therapeutics, are generally considered to be the strongest form of intellectual property protection, as such claims provide protection without regard to any particular method of use or manufacture. Patents containing claims directed to methods-of-use protect the use of a product for the specified methods. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. While our pending patent families contain pending composition-of-matter and method-of-use claims, our patents, if allowed, may not contain both types of claims.

The strength of patents in the field of companion animal therapeutics involves complex legal and scientific questions and can be uncertain. The patent applications that we own or license may fail to result in issued patents in the U.S. or in other foreign countries. Even if the patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. We also rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or for which we have not filed patent applications, processes for which patents are difficult to enforce and other elements of our product development processes that involve proprietary know-how, information or technology that is not covered by patents.

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

Competitors may infringe any patents that may issue to us in the future, or the patents of our licensors that are licensed to us. To counter infringement or unauthorized use of any patents we may obtain, we may be required to file infringement claims, which can be expensive and time-consuming to litigate. In addition, if we or one of our future collaborators were to initiate legal proceedings against a third party to enforce a patent covering our current lead product candidates, or one of our future products, the defendant could counterclaim that the patent is invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace grounds for a validity challenge and could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a materially misleading statement, during prosecution. Third parties may also raise similar claims before the USPTO, even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. There may be invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of any future patent protection on our current or future product candidates. Such a loss of patent protection could harm our business.

Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be unsuccessful, it could have an adverse effect on the price of our ordinary shares. Finally, we may not be able to prevent, alone or with the support of our licensors, misappropriation of our trade secrets or confidential information, particularly in countries where the laws may not protect those rights as fully as in the U.S.

We have filed trademark applications for our company name in the United States and certain other countries, and we have filed trademark applications for certain proprietary technology in the United States; however, registration is not yet complete for these filings and failure to finally secure these registrations could adversely affect our business.

We have current registered trademarks for our company name (NEXVET) and fro the word PETization (and similar derivations) in Australia, the European Community, Hong Kong, Japan, South Korea, New Zealand, Singapore, Taiwan and the U.S.  The trademark applications for NEXVET in Canada and China, and for PETization in Canada, are still going through the application processes in those countries.  We have a registered trademark for BIONUA in Ireland, and pending applications for that trademark in Brazil, the European Community, India and the U.S. Our trademark applications may not result in registered trademarks. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Moreover, any name we propose to use with our lead product candidates in the U.S. must be approved by the Regulatory Authorities, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names, and have in the past objected (and may in the future object) to applicants’ proposed product names. If the Regulatory Authorities object to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the Regulatory Authorities.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on product candidates throughout the world could be prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we may obtain patent protection, but where patent enforcement is not as strong as that in the U.S. These products may compete with our lead product candidates in jurisdictions where we do not have any issued or licensed patents and any future patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

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

These agreements may not effectively prevent disclosure of confidential information or result in the effective assignment to us of intellectual property and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information or other breaches of the agreements. In addition, others may independently discover our trade secrets and proprietary information, and in such case we could not assert any trade secret rights against such party. Enforcing a claim that a third party illegally obtained and is using our trade secrets would be difficult, expensive and time consuming, and the outcome unpredictable. In addition, courts outside the U.S. may be less willing to protect trade secrets. Costly and time-consuming litigation could be necessary to seek to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Obtaining and maintaining, if obtained, our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The USPTO, the European Patent Office and various other foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. There are situations in which non-compliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case, which would have an adverse effect on our business.

Risks Related to Government Regulation

The regulatory approval process is uncertain, requires us to utilize significant resources and may prevent us from obtaining approvals for the commercialization of some or all of our lead product candidates.

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of companion animal therapeutics are subject to extensive regulation by the Regulatory Authorities, and other regulatory authorities around the world whose regulations differ from country to country. We are not permitted to market any of our current or future product candidates in the U.S. until we successfully complete our product development and testing, demonstrate that we meet the standards for regulatory approval and receive approval of a NADA from the FDA, a product license from the USDA or foreign approval, as applicable. We have not submitted an application or received regulatory approval for either of our lead product candidates in any jurisdiction. Obtaining approval of a NADA from the FDA or a product license from the USDA is an uncertain process that requires us to utilize significant resources.

A Regulatory Authority may delay, limit or deny approval of our product candidates for many reasons, including if:

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

We expect to seek FDA approval in the U.S. for our lead product candidates for pain associated with osteoarthritis in dogs (ranevetmab) and cats (frunevetmab). If our lead product candidates are approved, we may only market or advertise them for the treatment of indications for which they are approved, which could limit their adoption by veterinarians and companion animal owners. We may attempt to develop, promote and commercialize new treatment indications and protocols for our lead product candidates in the future, but we may not receive the approvals required to do so on a timely basis or at all. In addition, we would be required to conduct additional pivotal safety and efficacy studies to support our applications, which would utilize additional resources. Our lead product candidates are species-specific and cannot be used in species other than those for which they are being developed or are approved. If we do not obtain additional regulatory approvals, our ability to expand our business will be limited.

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

The Regulatory Authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our lead product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad.

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

Our lead product candidates, if approved, will be limited for use under specific circumstances for the treatment of certain diseases and conditions in specific species. There may be increased risk of product liability if veterinarians, livestock producers, companion animal owners or others attempt extralabel use of our lead product candidates, including the use of our lead product candidates in species (including humans) for which they have not been approved. For example, ranevetmab and frunevetmab,if approved, may carry label warnings regardin co-administration with VSAIDs, particularly given that we believe that will take a few days from injection until efficacy is observed.  Furthermore, the use of our lead product candidates for indications other than those indications for which our lead product candidates have been approved may not be effective, which could harm our reputation and lead to an increased risk of litigation. If we are deemed by a governmental or regulatory agency to have engaged in the promotion of our lead product candidates for extralabel use, such agency could request that we modify our training or promotional materials and practices and we could be subject to significant fines and penalties, and the imposition of these sanctions could also affect our reputation and position within the industry. Any of these events could materially adversely affect our operating results and financial condition.

Legislative or regulatory reforms with respect to companion animal therapeutics may make it more difficult and costly for us to obtain regulatory clearance or approval of any of our current or future product candidates and to produce, market, and distribute our lead product candidates after clearance or approval is obtained.

From time to time, legislation is drafted and introduced in the U.S. Congress or the EU that could significantly change the statutory provisions governing the testing, regulatory clearance or approval, manufacture, and marketing of regulated products. In addition, the Regulatory Authorities’ regulations and guidance are often revised or reinterpreted by the regulators in ways that may significantly affect our business and our lead product candidates. Similar changes in laws or regulations can occur in other countries. Any new regulations or revisions or reinterpretations of existing regulations in the U.S. or in other countries may impose additional costs or lengthen review times of any of our current or future product candidates.

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

As a biopharmaceutical company with a focus on companion animal therapeutics, the evaluation of our existing and new products in animals is required to obtain authorization. Animal testing in certain industries has been the subject of controversy and adverse publicity.  Some organizations and individuals have attempted to ban animal testing or encourage the adoption of additional regulations applicable to animal testing. To the extent that the activities of such organizations and individuals are successful, our research and development, and by extension our operating results and financial condition, could be adversely affected. In addition, negative publicity about us or our industry could harm our reputation.

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

Although we maintain product liability insurance and revise our coverage from time to time, we currently have a per-claim deductible of $5,000 on our global products liability policy, which may make the insurance of limited utility in many companion animal claims where the companion animal is valued at replacement value. Furthermore, the policy is subject to policy limits of $20.0 million per year for non-U.S. jurisdiction claims and $5.0 million per year for U.S. jurisdiction claims, as well as other terms and conditions. Accordingly, it is possible that our insurance will not cover future product liability claims against us.

Risks Related to Taxation

We are a multinational organization faced with complex tax issues in many jurisdictions, and we could be obligated to pay additional taxes in various jurisdictions.

We are an Irish-registered corporation and we currently have subsidiaries in Australia, Ireland and the U.S. We have historically operated primarily in Australia, and we have recently commenced operations in Ireland and the U.S., including the lease of a manufacturing facility and acquisition of related assets in Ireland. Depending on our ability to develop and commercialize our lead product candidates, we may have additional operations around the world. As a multinational organization, we may be subject to taxation in several different jurisdictions with complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in applicable tax law, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents. Such changes could have an adverse effect on our liquidity and results of operations. In addition, the tax authorities in these jurisdictions could review our tax positions and disagree with the approaches taken or our tax returns submitted and seek to impose additional tax, interest and penalties on us. The tax authorities in those jurisdictions could also claim that we have additional tax, withholding tax or other tax filing requirements or could assert that certain benefits of tax treaties are not available to us or our subsidiaries. Furthermore, the tax authorities in one or more jurisdictions in which we do not currently believe we have a taxable presence could assert that we do have a taxable presence in that jurisdiction and on that basis assert that we have tax payment, withholding tax or other tax filing requirements in that jurisdiction. Any such claim or assertion could impact us and our results of operations.

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

Trading income of an Irish resident company is generally taxable at the Irish corporation tax rate of 12.5%. Non-trading income of an Irish resident company, such as interest income, rental income or other passive income, is taxable at a rate of 25%. It is possible that in the future, whether as a result of a change in law in any jurisdiction or the practice of any relevant tax authority or as a result of any change in our business, we could become, or be regarded as having become, tax resident in a jurisdiction other than Ireland. Should we cease to be an Irish tax resident, we may be subject to a charge to Irish capital gains tax on any gain inherent in our assets. Our actual effective tax rate may vary from our expectation and that variance may be material. Additionally, the tax laws of Ireland, the U.S., Australia and other jurisdictions could change in the future, and such changes could cause a material change in our effective tax rate. In addition, the changes currently proposed by the Organization for Economic Co-operation and Development (“OECD”) and their action plan on Base Erosion and Profit Shifting could adversely impact our tax position and our business operations.

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

Our tax position could be adversely impacted by changes in tax rates, tax laws, tax practice, tax treaties or tax regulations or changes in the interpretation of such laws, treaties or regulations by the tax authorities in Ireland, the U.S., Australia and other jurisdictions as well as being affected by certain changes currently proposed by the OECD. Such changes may be become more likely as a result of recent economic trends in the jurisdictions in which we operate, particularly if such trends continue. For example, a change in the Irish government’s stated policy of not increasing business taxation could cause a material and adverse change in our worldwide effective tax rate and we may have to take action, at potentially significant expense, to seek to mitigate the effect of such changes. In addition, any amendments to the current double taxation treaties between Ireland and other jurisdictions, including Australia and the U.S., could subject us to increased taxation or irrecoverable withholding tax.

Failure to manage the risks associated with such changes, or misinterpretation of the laws relating to taxation, could result in costly audits, interest, penalties and reputational damage, which could adversely affect our business, results of our operations and our financial condition. In the normal course of business, we are currently open to inspection by the tax authorities in Ireland, Australia, the U.S. and the United Kingdom. We are not currently the subject of any ongoing tax audits.

Our ability to use existing tax loss carry forwards to reduce future tax payments may be limited if we experience a change in ownership, or if taxable income does not reach sufficient levels.

Our ability to use our net operating losses is subject to limitations and reassessment due to ownership changes that have occurred or that may occur in the future under the laws of the jurisdictions in which we have net operating losses, which currently include Australia. In addition, use of net operating losses is restricted to income in those jurisdictions. For example, Nexvet Australia’s tax loss carry forwards comprised $11.2 million and $7.2 million of our tax loss carry forwards as of June 30, 2016 and 2015, respectively. Given the change of ownership that occurred in September 2014 to Nexvet Australia, the Australian tax authorities could argue that there has been a change in the underlying business in Australia, which may result in a substantial portion of these tax losses never being recoverable. Carry forward tax losses have been stated at the applicable 30% rate as of June 30, 2016. Depending on the actual amount of any limitation on our ability to use our tax loss carry forwards, a significant portion of our future taxable income could be taxable.

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

Our parent company is based in Ireland and we currently have subsidiaries in Australia, Ireland and the U.S. If we succeed in growing our business, we expect to conduct increased operations through our subsidiaries in various tax jurisdictions pursuant to transfer pricing arrangements between our parent company and subsidiaries. If two or more affiliated companies are located in different countries, the tax laws or regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arm’s length and that appropriate documentation is maintained to support the transfer prices. While we believe that we operate in compliance with applicable transfer pricing laws and intend to continue to do so, our transfer pricing procedures are not binding on applicable tax authorities.

If tax authorities in any of these countries were to successfully challenge our transfer prices as not reflecting arm’s length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices, which could result in a higher tax liability to us. In addition, if the country from which the income is reallocated does not agree with the reallocation, both countries could tax the same income, resulting in double taxation. If tax authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess interest and penalties, it would increase our consolidated tax liability, which could adversely affect our financial condition, results of operations and cash flows.

We believe that we may be a passive foreign investment company for U.S. federal income tax purposes, which could subject U.S. Holders to adverse U.S. federal income tax consequences.

We believe that we were a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes for our last taxable year, we expect to be a PFIC in our current taxable year and we may be a PFIC in other taxable years. A foreign corporation like us generally will be a PFIC if either at least (i) 75% of its gross income is “passive income” or (ii) 50% of the gross value of its assets is attributable to assets that produce, or are held for the production of, passive income. We refer to the passive income test as the “PFIC Income Test” and the asset test as the “PFIC Asset Test.” The proceeds from our initial public offering are a passive asset under these rules and may cause us to meet the PFIC Asset Test for our current taxable year and in later years if we are not deploying the cash at a rate that would allow us to avoid meeting the PFIC Asset Test in such later years. In addition, we do not expect to generate gross income from operations in our current taxable year and, as a result, interest earned from investing the proceeds of our initial public offering may cause us to meet the PFIC Income Test for our current taxable year.  Generally, if we are a PFIC in any taxable year when you hold our ordinary shares and you are a “U.S. Holder,” we always will be a PFIC with respect to your share ownership unless you make a qualified electing fund (“QEF”) election or a mark-to-market election with respect to our ordinary shares.  If you fail to make these elections, any gain realized on a disposition of our ordinary shares will be taxed as ordinary income and an interest charge added to the tax.  These tax consequences could be materially adverse to you.

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

The trading price of our ordinary shares has been and could continue fluctuating widely in response to various factors, some of which are beyond our control. These factors include those discussed elsewhere in this “Risk Factors” section of this report and others, such as:

•	results from, and any delays in, our current and future proof-of-concept and pivotal safety and efficacy studies;
•	announcements of regulatory approval or disapproval of any of our current or future product candidates;
•	delays in the commercialization of our current or future product candidates;
•	manufacturing and supply issues related to our development programs and commercialization of our current or future product candidates;
•	quarterly variations in our results of operations or those of our competitors;
•	changes in our earnings estimates or recommendations by securities analysts;
•	announcements by us or our competitors of new product candidates, significant contracts, commercial relationships, acquisitions or capital commitments;
•	announcements relating to future development or license agreements including termination of such agreements;
•	adverse developments with respect to our intellectual property rights or those of our principal collaborators;
•	commencement of litigation involving us or our competitors;
•	changes in our board of directors or management;
•	new legislation in the U.S. relating to the prescription, sale, distribution or pricing of companion animal therapeutics;
•	product liability claims, other litigation or public concern about the safety of our lead product candidates or future products;
•	market conditions in the companion animal market in general, or in the companion animal therapeutics segment in particular, including performance of our competitors; and
•	general economic conditions in the U.S. and abroad.

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

We have a concentrated shareholder base.  For example, as of August 8, 2016, our executive officers, directors, and largest shareholder held of record approximately 31.5% of our outstanding ordinary shares in the aggregate.  In addition, four other significant shareholders have publicly reported beneficial ownership of 32.95% of our outstanding ordinary shares in the aggregate. As a result of their share ownership, these shareholders may have the ability to influence our management and policies and will be able to significantly affect the outcome of matters requiring shareholder approval such as elections of directors, amendments of our organizational documents or approvals of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our ordinary shares that you may feel are in your best interest as one of our shareholders.

We have broad discretion regarding use of the net proceeds from our initial public offerings, and we may use them in ways that do not enhance our operating results or the market price of our ordinary shares.

Our management has broad discretion regarding the use of the net proceeds from our initial public offering, and we could spend the net proceeds in ways our shareholders may not agree with or that do not yield a favorable return, if at all. We intend to use these proceeds to complete the development and manufacturing scale-up of our lead product candidates, to establish our sales force infrastructure in the U.S. for any approved products and for anticipated promotional and launch costs, for working capital and other general corporate purposes. We may also use a portion of these proceeds to acquire or in-license additional product candidates or complementary assets or businesses; however, we currently have no agreements, commitments or understandings to complete any such transaction. Further, our actual use of these proceeds may differ substantially from our current intentions. If we do not invest or apply the proceeds from our initial public offering or our other available cash in ways that improve our operating results or our prospects, our share price could decline.

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

We are a public limited company under the laws of Ireland. Therefore, the rights of holders of ordinary shares are governed by Irish law and by our Constitution. These rights differ from the typical rights of shareholders in U.S. corporations. For example, Irish law provides certain statutory pre-emption rights, notwithstanding that there was a typographical error in a statutory cross-reference included in our Constitution approved by shareholders at our 2015 annual general meeting of shareholders.  This opt-out expires in November 2020 unless renewed by a resolution approved by not less than 75% of the votes cast at a general meeting of our shareholders.  In addition, in certain cases, facts that would entitle a shareholder in a U.S. corporation to claim damages under U.S. law may not give rise to a cause of action under Irish law entitling a shareholder in an Irish company to claim damages. For example, the rights of shareholders to bring proceedings against us or against our directors or officers in relation to public statements are more limited under Irish law than under the civil liability provisions of the U.S. securities laws.

You may have difficulties enforcing, in actions brought in courts in jurisdictions located outside the U.S., judgments obtained in the U.S. courts under the U.S. securities laws. In particular, if you sought to bring proceedings in Ireland based on U.S. securities laws, the Irish court might consider:

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

You should also be aware that Irish law does not allow for any form of legal proceedings directly equivalent to the class action available in the U.S.

You may have difficulty in effecting service of process within the United States or enforcing judgments obtained in the United States.

We and several members of our senior management and board of directors are residents of countries other than the U.S. As a result, it may not be possible for you to:

•	effect service of process within the U.S. upon us, certain members of our senior management and board of directors and certain experts we retain; or
•	obtain discovery of relevant documents or the testimony of witnesses.

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

As a publicly-traded company, we incur significant additional legal, accounting and other expenses. In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder, as well as under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and the rules and regulations of the U.S. Securities and Exchange Commission (‘the “SEC”) and The NASDAQ Stock Market have created uncertainty for public companies and increased our costs and the time that our board of directors and management must devote to complying with these rules and regulations. We expect these rules and regulations to increase our legal and financial compliance costs substantially and lead to diversion of management time and attention from revenue-generating activities.

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

We have never declared or paid cash dividends on our ordinary shares and do not anticipate paying any dividends on our ordinary shares in the foreseeable future. Any determination to pay dividends in the future will be at the sole discretion of our board of directors after considering our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors our board of directors deems relevant, and subject to compliance with applicable laws (including the Irish Companies Act, which requires Irish companies to have distributable reserves available for distribution equal to or greater than the amount of the proposed dividend). Accordingly, the only opportunity to achieve a return on your investment in our company is expected to be if the market price of our ordinary shares appreciates and you sell your ordinary shares at a profit. The price of our ordinary shares prevailing in the market may not exceed the price that you pay.

A future transfer of your ordinary shares, other than one effected by means of the transfer of book-entry interests in DTC, may be subject to Irish stamp duty.

The rate of stamp duty (when applicable) on the transfer of shares in an Irish-incorporated company is 1% of the price paid, or the market value of the shares acquired, whichever is greater. Payment of Irish stamp duty is generally a legal obligation of the transferee. We expect that most of our ordinary shares will be traded through Depositary Trust Company (“DTC”), or through brokers who hold such shares on behalf of customers through DTC. As such, the transfer of ordinary shares should be exempt from Irish stamp duty based on established practice of the Irish Revenue Commissioners. We have received confirmation from the Irish Revenue Commissioners that a transfer of our ordinary shares held through DTC and transferred by means of a book-entry interest would be exempt from Irish stamp duty. We have also received confirmation from the Irish Revenue Commissioners that certain transfers of our ordinary shares into (or out of) DTC would be exempt from Irish stamp duty. However, if you hold your ordinary shares directly of record, rather than beneficially through DTC (or through a broker that holds your ordinary shares through DTC), any transfer of your ordinary shares may be subject to Irish stamp duty. The potential for stamp duty to arise could adversely affect the price and liquidity of our ordinary shares. In addition, the terms of our eligibility agreement with DTC require us to provide certain indemnities relating to Irish stamp duty to third parties. If liability were to arise as a result of the indemnities provided under the terms of the eligibility agreement, we may face unexpected costs that could adversely impact our results of operations.

Anti-takeover provisions in our Constitution and under Irish law could make an acquisition of us more difficult, limit attempts by our shareholders to replace or remove our current directors and management team, and limit the market price of our ordinary shares.

Our Constitution contains provisions that may delay or prevent a change of control, discourage bids at a premium over the market price of our ordinary shares, and adversely affect the market price of our ordinary shares and the voting and other rights of the holders of our ordinary shares. These provisions will include:

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

We are subject to the Irish Takeover Rules. Under the Irish Takeover Rules, our board of directors is not permitted to take any action that might frustrate an offer for our ordinary shares once our board of directors has received an approach that may lead to an offer or has reason to believe that such an offer is or may be imminent, subject to certain exceptions. Potentially frustrating actions such as (i) the issue of shares, options, restricted share units or convertible securities, (ii) material acquisitions or disposals, (iii) entering into contracts other than in the ordinary course of business or (iv) any action, other than seeking alternative offers, which may result in frustration of an offer, are prohibited during the course of an offer or at any earlier time during which our board of directors has reason to believe an offer is or may be imminent. These provisions may give our board of directors less ability to control negotiations with hostile offerors than would be the case for a corporation incorporated in a jurisdiction of the U.S.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Our corporate headquarters are located at Unit 5, Sragh Technology Park, Rahan Road, Tullamore, Co Offaly, Ireland, where we occupy approximately 20,000 square meters of office and biologics manufacturing facility pursuant to a license that expires in September 2025.  In addition, we lease approximately 274 square meters of office space in Melbourne, Australia pursuant to a lease that expires in January 2019.  We also occupy approximately 130 square meters of office space and laboratory facility at WEHI, Melbourne, Australia pursuant to a lease arrangement that is in final stages of documentation.  We do not own any real property.  We believe the facilities we lease will be adequate to support our operations for the foreseeable future.  Refer to Note 16 to our Consolidated Financial Statements appearing elsewhere in this report for further information.

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

On August 23, 2016, the closing price as reported on the NASDAQ Global Market was $5.08 per ordinary share.  The following table sets for the high and low intraday sale prices per ordinary share for the periods indicated as reported by the NASDAQ Global Market.

	High	Low
2016
Fourth Quarter	$4.87	$2.61
Third Quarter	3.71	2.90
Second Quarter	6.50	2.85
First Quarter	11.30	3.54
2015
Fourth Quarter	$9.45	$4.40
Third Quarter (beginning February 4, 2015)	10.57	7.08

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

Holders of Record

As of August 23, 2016, we had 11,703,365 ordinary shares outstanding held by approximately 73shareholders of record.  The actual number of shareholders is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in “street” name by brokers and other nominees.  This number of holders’ on record also does not include shareholders whose shares may be held in trust by other entities.

Securities Authorized for Issuance under Equity Compensation Plans

The information called for by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held in 2016. See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management.”

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

Company/Index	Base Period 02/05/2015	03/31/2015	06/30/2015	09/30/2015	12/31/2015	03/31/2016	06/30/2016
Nexvet Biopharma plc	$100.00	$100.30	$45.55	$41.00	$38.00	$37.00	$52.00
Nasdaq Biotechnology Index	100.00	105.41	114.13	97.00	105.00	102.00	102.00
Nasdaq Composite Index	100.00	104.16	106.40	94.60	105.70	81.40	80.00

Use of Proceeds

On February 4, 2015, our registration statement on Form S–1 (File No.  333-201309) was declared effective by the SEC for our initial public offering, pursuant to which we sold an aggregate of 4.2 million ordinary shares (including the underwriters’ partial exercise of their overallotment option) at a price to the public of $10.00 per share.  Merrill Lynch, Pierce, Fenner & Smith Incorporated, Cowen and Company, LLC, Piper Jaffray & Co. and JMP Securities LLC acted as underwriters.  Following the sale of the securities registered in the registration statement, the offering terminated. On February 10, 2015 and March 11, 2015, we closed the sale of such shares, resulting in aggregate gross proceeds to us of $41.8 million and net proceeds to us of $38.0 million, after deducting the underwriting discount of $2.9 million and offering expenses payable by us of $0.9 million.  As of June 30, 2016, we have used $6.4 million of the proceeds from our initial public offering to fund advancement of our lead programs, ranevetmab and frunevetmab, the purchase of assets in a biologics manufacturing facility in Ireland and associated operating expenses.  We have not made any payments to our directors, officers or persons owning ten percent or more of our ordinary shares or to their associates, or to our affiliates.  There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on February 5, 2015 pursuant to Rule 424(b).

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

We derived the selected consolidated statements of operations data for fiscal years 2016, 2015 and 2014 and the balance sheet data as of June 30, 2016, 2015 and 2014 from our consolidated financial statements included elsewhere in this report. You should read the following selected consolidated financial data in conjunction with the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our audited consolidated financial statements and related notes included elsewhere in this report. Our historical results are not necessarily indicative of the results to be expected in the future.

Nexvet Biopharma plc became the parent company of Nexvet Australia pursuant to the Irish Reorganization, and for financial reporting purposes the historical consolidated financial statements of Nexvet Australia became the historical consolidated financial statements of Nexvet Biopharma plc and its subsidiaries as a continuation of the predecessor.

	Year Ended June 30,
	2016	2015	2014

	(in thousands, except share and per share amounts)
Consolidated Statements of Operations Data:
Revenue
Other	$—	$25	$13
Total revenue	—	25	13
Operating expenses
Research and development	14,877	9,845	5,617
General and administrative	7,293	10,191	4,426
Total operating expenses	22,170	20,036	10,043
Loss from operations	(22,170)	(20,011)	(10,030)
Other income (expense)
Research and development income	2,090	3,532	2,337
Government grant income	380	403	1,317
Exchange gain (loss)	183	4,151	(375)
Interest income	152	68	41
Net loss	$(19,365)	$(11,857)	$(6,710)
Net loss per share attributable to ordinary shareholders, basic and diluted (1)	$(1.68)	$(2.27)	$(6.70)

Weighted-average ordinary shares outstanding, basic and diluted (1)	11,517,507	5,214,957	1,000,872

(1)

See Notes 2 and 11 to our consolidated financial statements included elsewhere in this report for a description of the method used to compute basic and diluted net loss per share attributable to ordinary shareholders.

	June 30,
	2016	2015	2014

	(in thousands)
Consolidated Balance Sheet Data:
Cash	$31,481	$52,033	$30,041
Total assets	40,324	56,672	33,604
Total liabilities	5,188	3,094	8,735
Total shareholders’ equity (deficit)	35,136	53,578	(8,957)

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

Overview

We are a clinical-stage biopharmaceutical company focused on transforming the field of companion animal therapeutics by developing and commercializing novel, species-specific biologics. Biologics are therapeutic proteins derived from biological sources. As a class, biologics have transformed human medicine in recent decades and represent many of the top-selling therapies on the market today, due to advantages including a long duration of action, attractive side effect profiles and injectability.  We believe these advantages will translate into significant advantages for companion animal therapeutics. Our platform technology, which we refer to as “PETization,” is an algorithmic approach that enables the rapid creation of mAbs, a type of biologic, that are designed to be recognized as “self” or “native” by an animal’s immune system, a property we refer to as “100% species-specificity.” PETization is designed to build upon the safety and efficacy data from clinically tested human therapies to create new therapies for companion animals, thereby reducing clinical risk and development cost.

MAbs are targeted antibodies produced by identical or clonal cells that are engineered to produce a specific mAb and they are a prominent class of therapeutic biologics in humans. Nexvet’s most advanced product candidates are mAbs that target and inhibit the function of nerve growth factor (“NGF”) for the control of pain associated with osteoarthritis in dogs and cats.  NGF is a protein that directs nerve growth and involved in nerve signaling, including pain signals, and NGF inhibitors (“anti-NGFs”) seek to interrupt those signals to reduce pain.  The Company’s anti-NGF portfolio consists of ranevetmab (formerly “NV-01”) for dogs, frunevetmab (formerly “NV-02”) for cats, both in late-stage clinical development as monthly subcutaneous injectables, as well as NV-03 for horses which has completed initial proof-of-concept studies.

Our most clinically advanced product candidate in ranevetmab. Our pivotal efficacy and field study of ranevetmab met its primary efficacy endpoint demonstrating a statistically significant improvement over placebo in the assessed level of pain (p=0.041) as measured using changes in CSOM score between enrollment and day 28.  This study’s design was agreed under protocol concurrence with the CVM at the FDA.  Ranevetmab was seen to be safe and well tolerated with no significant adverse safety signals observed in the study.  Clinically meaningful magnitudes of benefit and statistically significant differences over placebo were also achieved for the majority of the secondary endpoints measured in the study, which used a monthly subcutaneous injection for three months.  Collectively, the results of this study constitute a substantial body of efficacy data that we have filed with the CVM and intend to use as the basis of our planned submissions for marketing authorizations in both the U.S. and Europe. We have a master collaboration, supply and distribution agreement, and a specific distribution agreement for ranevetmab, with Virbac, one of the larger animal health companies in the world.

Our next most advanced product candidate, frunevetmab, is an anti-NGF mAb for the control of pain associated with osteoarthritis in cats.  We have obtained positive and statistically significant results from a proof-of-concept efficacy study and a separate pilot safety study of frunevetmab.  We have also obtained positive results from a placebo-controlled, double-blinded, multi-site pilot field safety and efficacy study, which enrolled 126 cats with naturally occurring osteoarthritis. In terms of efficacy, a wide range of statistically significant improvements over placebo at multiple time points, using multiple assessment methods, were seen in this study, which used a monthly dose for two months. Frunevetmab was also seen to be safe and well-tolerated, with no significant adverse safety signals detected. Results from this study have informed preparations for a pivotal efficacy and field safety study for frunevetmab, anticipated to commence in the fourth quarter of 2016. We are seeking protocol concurrence for this study with the CVM.

We also conduct drug discovery in the areas of immuno-oncology, inflammation and allergy. In July 2015, we entered a research and development collaboration with Zenoaq, a leading animal health company based in Japan, which involves applying PETization to convert mAb candidates identified by Zenoaq into 100% species-specific candidates in the areas of immuno-oncology, inflammation and allergy.  This collaboration has yielded fully caninized, mAbs that bind to the immune- oncology target know as programmed cell death protein 1 (“PD-1”).  PD-1 is the target of approved human therapies, including pembrolizumab (Keytruda) and nivolumab (Opdivo) which have demonstrated efficacy against multiple tumor types.

In the U.S., the CVM and the CVB at the USDA and EPA regulate new animal drug candidates.  The USDA has confirmed its regulatory jurisdiction over anti-PD-1 mAbs, providing the opportunity for a conditional license.  Conditional licensure allows a company to start selling a product on a comparatively rapid basis, under certain conditions, after a demonstration of purity, safety if there is a reasonable expectation of efficacy for the products. While a conditional licensure is in place, the license holder must continue to develop efficacy data in order to apply for a full approval.

Our most advanced anti-inflammatory programs consist of mAb candidates targeting TNFs. TNF is a protein that causes inflammation and anti-TNFs suppress this inflammation.  In humans, anti-TNFs include several marketed therapies such as infliximab (Remicade) and adalimumab (Humira) that have been among the top-selling drugs in the world, due to their therapeutic action in a variety of inflammatory conditions. Our drug discovery team has used PETization to create fully canine and fully feline anti-TNFs that demonstrate high potency in neutralizing canine and feline TNF.

We have commenced pharmacokinetic, preliminary safety, immunogenicity proof‑of‑concept studies for our anti-PD-1 program. We expect further proof-of-concept data from the canine anti-PD-1 candidate and the canine and feline anti-TNF mAb candidates by the end of the calendar year 2016.

In September 2015, we secured a biopharmaceutical manufacturing facility in Tullamore, Ireland.  We are have reconfigured it to be a dedicated veterinary biopharmaceutical facility with the capability to meet our anticipated future clinical and commercial production needs for drug substance.  The facility is operated by our wholly-owned subsidiary BioNua.

Since our initial public offering, we have focused on clinical development of our most advanced candidates and securing infrastructure to become a vertically integrated veterinary biopharmaceutical company.  We are building a pipeline of development candidates derived from PETization in therapeutic areas where human mAbs have had significant impact.

We have incurred losses since our inception and had an accumulated deficit of $43.0 million and $23.7 million as of June 30, 2016 and June 30, 2015, respectively.  For the foreseeable future, we expect to continue to incur losses and negative cash flows, which will increase significantly from historical levels as we expand our development activities, seek regulatory approvals for our product candidates and begin to commercialize any approved products.  To date, we have been funded primarily through sales of capital shares.  Management believes our unrestricted cash of $31.5 million as of June 30, will be sufficient to fund our operations for at least the next 12 months.

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

Share Consolidations and Irish Reorganization

In August 2014, Nexvet Australia completed a one-for-four share consolidation pursuant to which each holder of ordinary shares and preference shares received one ordinary share and preference share for every four ordinary share or preference share held by such holder. The number of ordinary shares that may be acquired upon exercise of options or warrants or upon conversion of restricted share units was similarly reduced on a one-for-four basis, with a proportionate adjustment to the exercise or conversion price, as applicable. Because Irish law requires the payment to an issuer of at least the nominal value per share in order to acquire such shares from the issuer, any options or restricted share units with a zero exercise or conversion price became exercisable or convertible, as applicable, at the nominal value per ordinary share in August 2014 in anticipation of the Irish Exchange. This nominal value became $0.10 per ordinary share in September 2014 in connection with the Irish Exchange and was revised to $0.125 per ordinary share in connection with the four-for-five share consolidation in November 2014.

In September 2014, Nexvet Australia completed the Irish Exchange, pursuant to which (i) Nexvet Biopharma Limited became the parent company of Nexvet Australia and its subsidiaries and (ii) holders of securities of Nexvet Australia exchanged their holdings for equivalent securities of Nexvet Biopharma Limited. Nexvet Biopharma Limited completed the Irish Reorganization pursuant to which it (i) re-registered as an Irish public limited company and (ii) Nexvet Biopharma plc became the parent company of Nexvet Australia.  For financial reporting purposes the historical consolidated financial statements of Nexvet Australia became the historical consolidated financial statements of Nexvet Biopharma plc and its subsidiaries as a continuation of the predecessor.

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

Research and Development Expense

Research and development costs are expensed as incurred and consist primarily of (i) payroll and related expense for all employees engaged in scientific research and development functions, including wages, related benefits and share-based compensation, (ii) fees for regulatory, professional and other consultants and (iii) development costs, including costs of drug discovery, safety, proof-of-concept pilot and pivotal safety and efficacy studies, development of biological materials and service providers. We use our employee and infrastructure resources across multiple development programs.  We allocate outsourced development costs by lead product candidates but we do not allocate personnel or other internal costs related to development to specific product candidates.

We expect research and development expense to increase significantly for the foreseeable future as we continue to increase our headcount, commence and conduct pivotal safety and efficacy studies and further develop our lead product candidates. We expect research and development expense associated with ranevetmab to be approximately $6.5 million over the next two years.  This includes $0.8 million for the cost of our pivotal safety and $5.7 million for chemistry, manufacturing and controls (“CMC”) studies, stability studies, regulatory compliance and other miscellaneous costs principally using third parties. Our development of frunevetmab is not as advanced as our development of ranevetmab. However, assuming development costs similar to those for ranevetmab, we estimate research and development expense for the development of frunevetmab to be approximately $9.5 million over the next three years.

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

Other Income (Expense)

Research and Development Income

Australia

Nexvet Australia is eligible under the AusIndustry research and development tax incentive program to obtain a cash amount from the ATO.  The tax incentive is available to Nexvet Australia on the basis of specific criteria with which Nexvet Australia must comply.  Although the tax incentive is administered through the ATO, we have has accounted for the tax incentive outside the scope of ASC Topic 740, Income Taxes, as an income tax benefit since Nexvet Australia meets the applicable requirements to participate in the program and the incentive is not linked to Nexvet Australia’s income tax liability and can be realized regardless of whether Nexvet Australia has generated taxable income.  Research and development incentive income is recognized when eligible research and development activities have been undertaken and we have completed our assessment of whether such activities meet the relevant qualifying criteria.

Ireland

Nexvet Ireland and BioNua are both eligible under the Research and Development Tax Credit (“R&D Tax Credit”) Guidelines of Ireland to claim a tax credit, up to 25% of eligible research and development expenditure less expenditure already covered by the IDA grant assistance.  The tax credit is normally offset against corporation tax payable in Ireland.  For companies at the same stage of development as Nexvet Ireland and BioNua, there is the ability to elect to receive the tax credit as a cash payment in three equal amounts, approximately 9, 21 and 33 months after the relevant fiscal year end, subject to meeting certain qualifying subject criteria. In this later situation the relevant company will recognize the cash receivable as other income.

Government Grant Income

BioNua is eligible, under an agreement with the IDA, to receive cash as grant income based on a fixed percentage of eligible research and development expenditure in Ireland on a defined project, which includes the achievement of pre-agreed performance targets.  Any expenditure eligible under this agreement cannot be claimed under the R&D Tax Credit program.  The maximum grant available to us is €2.4 million over the life of the agreement.

We recognize government grant income at fair value when there is reasonable assurance that the grant will be received and it is probable that all attaching conditions will be complied with.  When the grant relates to an asset, the fair value is included in the balance sheet as deferred grant income, which is released to income over the expected useful life in a manner consistent with the depreciation method for the relevant asset and subject to meeting other relevant conditions, and it is recorded on the balance sheet as other income receivable until cash is received.  When the grant relates to an expense item, it is recognized as income over the periods necessary to match the grant on a systematic basis to the costs that it is intended to compensate, and it is recorded on the balance sheet as other income receivable until cash is received.

We have complied with all other requirements of the agreement to date.

Exchange Gain (Loss)

Exchange gain (loss) consists primarily of gains or losses due to foreign exchange translation, primarily reflecting changes in Australian and U.S. foreign exchange rates. Under accounting principles generally accepted in the United States (“U.S. GAAP”), these gains and losses relate to a translation of U.S. dollar-denominated bank accounts into Nexvet Australia’s Australian dollar functional currency and represent a non-cash item.

Interest Income

We earn interest on the cash balances held with financial institutions and recognize interest when earned on an accruals basis over time.

Results of Operations

Results of operations for fiscal years 2016, 2015 and 2014 were as follows:

	Year Ended June 30,
	2016	2015	2014
	(in thousands)
Revenue
Other	$—	$25	$13
Total revenue	—	25	13
Operating expenses
Research and development	14,877	9,845	5,617
General and administrative	7,293	10,191	4,426
Total operating expenses	22,170	20,036	10,043
Loss from operations	(22,170)	(20,011)	(10,030)
Other income and expense
Research and development income	2,090	3,532	2,337
Government grant income	380	403	1,317
Exchange gain (loss)	183	4,151	(375)
Interest income	152	68	41
Net loss	$(19,365)	(11,857)	(6,710)

Foreign Currency

The Parent Company’s functional currency is U.S. dollars, and the functional currency for most subsidiaries is their local currency.  Foreign currency transactions are translated into the functional currency using the current exchange rate at the date of the transaction.  At year end, monetary items denominated in a foreign currency are translated into the functional currency of the relevant entity using the year end spot rate.  The exchange gain of $0.2 million and $4.2 million in fiscal years 2016 and 2015, respectively, and exchange loss of $0.4 million in fiscal year 2014 primarily relate to the translation of Nexvet Australia’s U.S. dollar-denominated bank accounts to its Australian dollar functional currency.

In preparing our consolidated financial statements, the financial statements of the subsidiaries are translated into the U.S. dollar presentation currency at year-end exchange rates as to assets and liabilities and weighted-average rates as to revenue and expenses.  The resulting translation adjustments are recognized in other comprehensive income (loss) (“OCI”).  The non-cash translation adjustment in accumulated OCI was a loss of $0.9 million and $4.9 million in fiscal years 2016 and 2015 and a gain of $0.3 million in fiscal year 2014.  These adjustments primarily relate to the translation of U.S. dollar-denominated bank accounts within Nexvet Australia’s balance sheet to the U.S dollar presentation currency of the consolidated balance sheet.

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

Net loss excluding exchange gain (loss) for the fiscal year ended June 30, 2016, 2015 and 2014, and a reconciliation to net loss, is presented below:

	Year Ended June 30,
	2016	2015	2014
	(in thousands)
Net loss as reported	$(19,365)	$(11,857)	$(6,710)
Exchange gain (loss)	183	4,151	(375)
Net loss excluding exchange gain (loss)	$(19,548)	$(16,008)	$(6,335)

Comparison of Fiscal Year 2016 to Fiscal Year 2015

Other Revenue

Other revenue in fiscal years 2016 and 2015 of nil and $25,000, respectively, was attributable to development services.

Research and Development Expense

Research and development expense for fiscal years 2016 and 2015 was as follows:

	Year Ended June 30,
	2016	2015
	(in thousands)
Payroll and related	$5,544	$3,158
Consulting	234	340
Development costs	9,099	6,347
Total	$14,877	$9,845

Research and development expense increased in fiscal year 2016 by $5.1 million to $14.9 million, or 51.1%, from $9.8 million in fiscal year 2015.  The increase was primarily attributable to a $2.4 million increase in payroll and related costs and a $2.8 million increase in development costs. Payroll and related costs increased as we continued to build our research and development team, including expanding our team at our manufacturing facility.  Headcount increased from 18 employees at June 30, 2015 to 45 employees at June 30, 2016. Development costs increased as we advanced our lead product candidates, including ranevetmab’s pilot and pivotal safety and efficacy studies, frunevetmab’s pilot field safety and efficacy study and incurred CMC costs for both programs.

In fiscal year 2016, outsourced development costs for ranevetmab, frunevetmab and general research were $3.1 million, $3.1 million, and $2.9 million, respectively, compared to $3.8 million, $1.4 million and $1.1 million in fiscal year 2015.

In fiscal year 2016 and 2015 research and development expense associated with our new manufacturing facility in Ireland was $2.9 million and nil, respectively.

General and Administrative Expense

General and administrative expense for fiscal years 2016 and 2015 was as follows:

	Year Ended June 30,
	2016	2015
	(in thousands)
Payroll and related	$4,151	$3,736
Consulting and legal fees	1,339	4,403
Other costs	1,803	2,052
Total	$7,293	$10,191

General and administrative expense decreased in fiscal year 2016 by $2.9 million to $7.3 million, or 28.4%, from $10.2 million in fiscal year 2015.  The decrease was primarily attributable to $3.1 million decrease in consulting and legal fees and $0.2 million of other costs offset by an increase in $0.4 million in payroll and related costs.

The increase in payroll and related costs was mainly due to expanding our general and administrative team.  Consulting and legal fees and other costs decreased primarily due to incurring costs in 2015 associated with our initial public offering and Irish Reorganization.

Research and Development Income

Research and development income decreased by $1.4 million, from $3.5 million in fiscal year 2015 to $2.1 million in fiscal year 2016, primarily due to our decrease in qualifying expenditures in fiscal year 2016.

Government Grant Income

In both fiscal years 2016 and 2015, we recognized $0.4 million income from IDA and Australian government grants.

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

Research and development expense increased in fiscal year 2015 by $4.2 million to $9.8 million, or 75.2%, from $5.6 million in fiscal year 2014.  The increase was primarily attributable to a $2.0 million increase in payroll and related costs and $2.1 million increase in development costs. Payroll and related costs increased as we continued to build our research and development team with headcount in this division increasing from 13 employees at June 30, 2014 to 18 employees at June 30, 2015, and share-based compensation increasing by $0.7 million. Development costs increased as we advanced the development of our lead product candidates, including ranevetmab’s pivotal safety and efficacy study and additional pilot field safety and efficacy study and frunevetmab’s proof-of-concept studies.

In fiscal year 2015, outsourced development costs for ranevetmab, frunevetmab and general research were $3.8 million, $1.4 million and $1.1 million, respectively, compared to $1.7 million, $1.2 million and $1.3 million in fiscal year 2014.

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

Research and Development Income

Research and development income increased by $1.2 million, from $2.3 million in fiscal year 2014 to $3.5 million in fiscal year 2015, primarily due to our increase in qualifying expenditures in fiscal year 2015.

Government Grant Income

In fiscal years 2015 and 2014, we recognized $0.4 million and $1.3 million, respectively, in income from an Australian government grant.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception. As of June 30, 2016, we had an accumulated deficit of $43.0 million. From our inception until our initial public offering, we raised aggregate gross proceeds of $41.4 million from the sale of preference shares, ordinary shares, convertible notes and warrants. In February and March 2015, we raised a further aggregate gross proceeds of $41.8 million with aggregate net proceeds of $38.0 million, after deducting the underwriting discount of $2.9 million and offering expenses of $0.9 million payable by us, from the sale of ordinary shares in our initial public offering.  We believe our unrestricted cash balance of $31.5 million as of June 30, 2016 will be sufficient to fund our anticipated level of operations for at least the next 12 months. For the foreseeable future, we expect to continue to incur losses, which will increase from historical levels as we expand our product development activities, seek regulatory approvals for our lead product candidates and begin commercialization activities in anticipation of regulatory approval.

However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to shareholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plan.

Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of researching and developing our current or future product candidates, including conducting proof-of-concept, pilot and pivotal safety and efficacy studies;
•	the timing of, and the costs involved in, obtaining regulatory approvals for any of our current or future product candidates;
•	the number and characteristics of the product candidates we pursue;
•	whether we acquire or license any other companies, assets, intellectual property or technologies in the future;
•	the cost of commercialization activities, if any of our current or future product candidates are approved for sale, including marketing, sales and distribution costs;
•	the cost associated with our manufacturing facility, including the cost of manufacturing our current and future product candidates and any approved products we successfully commercialize;
•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;
•	the expenses needed to attract and retain skilled personnel;
•	the costs associated with being a public company; and
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, if any arise, including litigation costs and the outcome of such litigation.

Cash Flows

The following table shows a summary of our cash flows for the periods set forth below:

	Year Ended June 30,
	2016	2015	2014
	(in thousands)
Net cash used in operating activities	$(14,783)	$(10,852)	$(5,944)
Net cash used in investing activities	(4,991)	(313)	(514)
Net cash provided by financing activities	20	37,970	35,701
Effect of exchange rate changes on cash	(798)	(4,813)	315

Net Cash Used in Operating Activities

For fiscal year 2016, net cash used in operating activities was $14.8 million. Net cash used in operating activities was primarily attributable to our net loss of $19.4 million and offset by changes in our operating assets and liabilities of $2.3 million, non-cash share-based compensation expense of $1.8 million and $0.5 million relating to non-cash depreciation and amortization.

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

Net Cash Used in Investing Activities

For fiscal year 2016, net cash used in investing activities was $5.0 million, which was primarily attributable to purchases of property, plant and equipment and intangibles, including $2.0 million for the initial acquisition of manufacturing assets, $1.7 million of other equipment in our manufacturing facility, $1.1 million equipment for the Australian research laboratory and $0.2 million of computer and office equipment.

For fiscal year 2015, net cash used in investing activities was $0.3 million, which was primarily attributable to purchases of property, plant and equipment.

For fiscal year 2014, net cash used in investing activities was $0.5 million, which was primarily attributable to purchases of property, plant and equipment.

Net Cash Provided by Financing Activities

For fiscal year 2016, net cash provided by financing activities was $20,000. Net cash provided by financing activities was primarily attributable to gross proceeds from the exercise or conversion of share options or restricted share unit awards issued to employees and directors.

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

Contractual Obligations and Commitments

The following table summarizes our principal contractual obligations and commitments, which are related to property leases and supplier purchase obligations, at June 30, 2016.

June 30, 2016	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(in thousands)
Operating leases (1)(3)	$1,318	$193	$378	$244	$503
Purchase obligations (2)	456	456	—	—	—
Total	$1,774	$649	$378	$244	$503

(1)	Represents future minimum lease payments under our non-cancelable operating lease, including our Melbourne, Australia and Tullamore, Ireland facilities.
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

(3)

The Company occupies research facilities in Australia and expects to enter a lease arrangement in the near future, if this agreement was in place at balance date the operating leases amount would increase by a total of $0.2 million ( < 1 year $0.1 million, 1-3 years $0.1 million).

Off-Balance Sheet Arrangements

Since inception, we have not engaged in the use of any off-balance sheet arrangements, such as structured finance entities, special purpose entities or variable interest entities.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue, and expenses during the period. On an ongoing basis, we evaluate our estimates and judgments, including those described below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included elsewhere in this report, we believe that the estimates and assumptions involved in the following accounting policies may have the greatest potential impact on our consolidated financial statements.

Research and Development Accruals

As part of the process of preparing our consolidated financial statements, we are required to estimate accrued research and development expenses. Examples of estimated accrued expenses include fees paid to vendors and clinical sites in connection with our pivotal safety and efficacy studies, to CROs in connection with our proof-of-concept, pilot and pivotal safety and efficacy studies and to contract manufacturers in connection with the production of our lead product candidates and formulated biologics.

We review new and open contracts and communicate with applicable internal and vendor personnel to identify services that have been performed on our behalf and estimate the level of service performed and the associated costs incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost for accrued expenses. The majority of our service providers invoice us monthly in arrears for services performed or as milestones are achieved. We make estimates of our accrued expenses as of each balance sheet date.

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

Share-Based Compensation

We recognize share-based compensation expense based on the grant date fair value of the award over the period during which an employee is required to provide service in exchange for the award.  Where performance conditions are attached to the awards, compensation expense is recognized in the period in which it becomes probable that the performance target will be achieved, net of an estimate of pre-vesting forfeitures over the requisite service period.  The probability of vesting is reassessed at each reporting period for awards with performance conditions and compensation expense is adjusted based on its probability assessment.

Determining the fair value of share-based awards at the grant date requires judgment, and our estimates of the fair value of our ordinary shares prior to the completion of our initial public offering was highly complex and subjective.

We use the binomial option-pricing model to determine the fair value of share options. This determination is affected by our estimated fair value per ordinary share as well as assumptions regarding a number of other complex and subjective variables. These variables include the fair value of our ordinary shares, the expected term of the share option, our volatility over that expected term, expected dividend yield and risk-free interest rates. Restricted share units are valued at the fair value of the underlying ordinary shares as of the date of grant. See Note 14 to our consolidated financial statements included elsewhere in this Report for further details.

In addition to these assumptions, we estimate forfeitures based upon our historical experience. At each period end, we review the estimated forfeiture rate and make changes as factors affecting the forfeiture rate calculations and assumptions change.

If any assumptions used in the binomial option-pricing model change significantly, share-based compensation for future awards may differ materially compared with the awards granted previously. For fiscal years 2016, 2015 and 2014, share-based compensation expense was $1.8 million, $2.1 million, and $0.3 million, respectively. We had an aggregate of $2.9 million of unrecognized share-based compensation expense as of June 30, 2016, which we expect to recognize over an estimated period of 5 years for awards outstanding.

As permitted by Australian law, the board of directors of Nexvet Australia historically granted share options and restricted share units with an exercise or conversion price of zero. Because Irish law requires the payment to an issuer of at least the nominal value of shares in order to acquire such shares from the issuer, any options or restricted share units with a zero exercise or conversion price became exercisable or convertible, as applicable, at the nominal value per ordinary share in August 2014 in anticipation of the Irish Exchange. This nominal value became $0.10 per ordinary share in September 2014 in connection with the Irish Exchange and was revised to $0.125 per ordinary share in connection with the four-for-five share consolidation in November 2014. Contemporaneously with these awards and based upon information available at the time of grant, the board of directors, with the assistance of management, also determined the fair value of the shares underlying these awards for financial reporting purposes. The intention has been that all awards granted have been ascribed a value per ordinary share for financial reporting purposes equal to the fair value per ordinary share underlying those awards on the date of grant. Given the absence of a public trading market for our ordinary shares, and in accordance with the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, our board of directors has exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our ordinary shares at each grant date prior to our initial public offering. These factors included:

•	contemporaneous third-party valuations;
•	current business conditions and projections;
•	risks inherent to the development of our research and development programs, including the status of clinical safety and efficacy studies for our lead product candidates;
•	our financial condition, including cash on hand;
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

The aggregate intrinsic value of share-based awards as of June 30, 2016 was $2.1 million, of which $0.1 million related to vested share-based awards and $2.0 million related to unvested share-based awards.

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

There were warrants to purchase 1,766,998 ordinary shares issued during fiscal year 2014. In September 2014, all warrants were re-classified from liabilities to shareholders’ equity following the Irish Reorganization (in which the original warrants were exchanged for warrants issued by the Company) and the change in our functional currency to U.S. dollars. As at June 30, 2016, all warrants are recognized at cost in shareholders’ equity and are not remeasured at fair value. No warrants were issued during fiscal years 2016 and 2015.

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

Income Taxes

We have historically filed income tax returns in the U.S., Australia and Ireland.

As of June 30, 2016, we had total deferred tax assets of $6.0 million. Our management has evaluated the factors bearing upon the ability to realize our deferred tax assets, which are comprised largely of tax loss carry forwards. Our management concluded that is more likely than not that all of the deferred tax assets will not be realized in the future due to our lack of taxable income prospects for the foreseeable future. Therefore, the deferred tax assets are reduced by a full valuation allowance.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB, issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This guidance also requires an entity to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  Qualitative and quantitative information is required about:

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  This guidance increases transparency and comparability by recognizing the assets and liabilities arising from leases on the balance sheet and disclosing key information about leasing arrangements.  The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for public business entity, not-for-profit and employee benefit plans and for all other entities this update is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020.  Early adoption is permitted for all entities. We are still assessing the impact of the adoption of this guidance on our consolidated results of operations, financial position or cash flows.

In March 2016, the FASB issued ASU 2016-05, Liabilities—Derivative and Hedging (Topic 815).  This guidance clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. This guidance will be effective for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years, and early adoption for public entities is allowable. We do not expect the adoption of this guidance to have a material impact on our consolidated results of operations, financial position or cash flows.

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

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) Identifying Performance Obligations and Licensing.  The guidance clarifies that an entity should recognize revenue to depict the transfer of promised goods or services to customers that reflects the consideration and revenue to which the entity expects to be entitled in exchange for those goods or services or performance obligations satisfied. In addition, in May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients. The core principal of this guidance is the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  We do not expect the adoption of this guidance to have a material impact on our consolidated results of operations, financial position or cash flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326).  This guidance requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis. The statement of operations reflects the measurement of credit losses for newly recognized financial assets, as well as the expected credit losses during the period. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. ASU 2016-13 will become effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of the guidance on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our cash as of June 30, 2016 was deposited with several large commercial banks located in the U.S., Australia and Ireland. Our primary exposure to market risk for our cash is interest income sensitivity, which is affected by changes in the general level of U.S. and, to a lesser extent, Australian interest rates. However, because our cash is held in bank accounts, a sudden change in the interest rates associated with our cash balances would not be expected to have a material impact on our financial condition or results of operations.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).  Our management has assessed the effectiveness of its internal control over financial reporting as of the end of the period covered by the report based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013).  As a result of this assessment, management concluded that, as of June 30, 2016, its internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Attestation Report on Internal Control over Financial Reporting

This report does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to the deferral allowed under the JOBS Act for emerging growth companies.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this report.

Item 11. Executive Compensation.

The information called for by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this report.

Item 14. Principal Accounting Fees and Services.

The information called for by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this report.

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

Nexvet Biopharma public limited company

Date: September 1, 2016	By:	/s/ Mark Heffernan
Mark Heffernan, Ph.D.
Chief Executive Officer and Director

Date: September 1, 2016	By:	/s/ Damian Lismore
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

Signature	Title	Date

/s/ Mark Heffernan Mark Heffernan, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	September 1, 2016

/s/ Damian Lismore Damian Lismore	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 1, 2016

/s/ George Gunn	Chairman of the Board	September 1, 2016
George Gunn

/s/ Christopher Brown Christopher Brown	Director	September 1, 2016

/s/ Ashraf Hanna Ashraf Hanna, Ph.D., M.D.	Director	September 1, 2016

/s/ Cormac Kilty Cormac Kilty, Ph.D.	Director	September 1, 2016

/s/ Joseph McCracken Joseph McCracken, DVM	Director	September 1, 2016

/s/ Rajiv Patel	Director	September 1, 2016
Rajiv Patel

/s/ John Payne	Director	September 1, 2016
John Payne

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Nexvet Biopharma public limited company,

We have audited the accompanying consolidated balance sheets of Nexvet Biopharma public limited company and its subsidiaries as of June 30, 2016 and June 30, 2015, and the related consolidated statements of operations and comprehensive loss, of changes in convertible preference shares and shareholders’ equity (deficit), and of cash flows for each of the three years in the period ended June 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nexvet Biopharma public limited company and its subsidiaries as of June 30, 2016 and June 30, 2015, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers

Melbourne, Australia

September 1, 2016

NEXVET BIOPHARMA PUBLIC LIMITED COMPANY

Consolidated Balance Sheets

	As of June 30,
	2016	2015
	(in thousands, except share and per share amounts)
Assets
Current assets
Cash	$31,481	$52,033
Other income receivable	2,201	3,301
Prepaid expenses and other	1,280	607
Total current assets	34,962	55,941
Noncurrent assets
Other income receivable	251	—
Prepaid expenses	129	163
Total noncurrent assets	380	163
Property, plant and equipment, net	4,908	549
Intangible assets, net	74	19
Total assets	$40,324	$56,672
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$1,729	$658
Accrued expenses and other liabilities	3,295	2,352
Deferred income	23	23
Total current liabilities	5,047	3,033
Noncurrent liabilities
Accrued expenses and other liabilities	104	—
Deferred income	37	61
Total noncurrent liabilities	141	61
Total liabilities	$5,188	$3,094
Commitments and contingencies (Note 16)
Shareholders’ equity
Ordinary shares, $0.125 nominal value per share, 100,000,000 shares authorized as of June 30, 2016 and June 30, 2015—11,565,133 and 11,406,916 shares issued and outstanding as of June 30, 2016 and June 30, 2015, respectively	$1,446	$1,426
Euro deferred shares, €100 nominal value per share, 400 shares authorized as of June 30, 2016 and June 30, 2015—400 shares issued and outstanding as of June 30, 2016 and June 30, 2015	13	13
Additional paid-in capital	82,030	80,275
Accumulated other comprehensive loss	(5,333)	(4,481)
Accumulated deficit	(43,020)	(23,655)
Total shareholders’ equity	35,136	53,578
Total liabilities and shareholders’ equity	$40,324	$56,672

The accompanying notes are an integral part of these consolidated financial statements.

NEXVET BIOPHARMA PUBLIC LIMITED COMPANY

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended June 30,
	2016	2015	2014
	(in thousands, except share and per share amounts)
Revenue
Other	$—	$25	$13
Total revenue	—	25	13
Operating Expenses
Research and development	14,877	9,845	5,617
General and administrative	7,293	10,191	4,426
Total operating expenses	22,170	20,036	10,043
Loss from operations	(22,170)	(20,011)	(10,030)
Other Income (Expense)
Research and development income	2,090	3,532	2,337
Government grant income	380	403	1,317
Exchange gain (loss)	183	4,151	(375)
Interest income	152	68	41
Net loss	$(19,365)	$(11,857)	$(6,710)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(1.68)	$(2.27)	$(6.70)
Weighted-average ordinary shares outstanding, basic and diluted	11,517,507	5,214,957	1,000,872
Comprehensive Loss
Net loss	$(19,365)	$(11,857)	$(6,710)
Net change in foreign currency translation adjustments	(852)	(4,854)	302
Total comprehensive loss	$(20,217)	$(16,711)	$(6,408)

The accompanying notes are an integral part of these consolidated financial statements.

NEXVET BIOPHARMA PUBLIC LIMITED COMPANY

Consolidated Statements of Changes in Convertible Preference Shares and Shareholders’ Equity (Deficit)

(in thousands, except share amounts)

	Convertible Preference Shares		Ordinary Shares		Ordinary Shares Subject to Limited Recourse Loans		Euro Deferred Shares		Convertible Preference Shares		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Other	Share Premium
Balance as of July 1, 2013	792,117	$3,597	1,000,000	$124	264,386	$—	—	$—	—	$—	$631	$1,348	$71	$(5,088)	$(2,914)
Issuance of ordinary shares—payment of limited recourse loan	—	$—	9,706	$1	(9,706)	$—	—	$—	—	$—	$—	$36	$—	$—	37
Issuance of ordinary shares	—	—	4,424	1	—	—	—	—	—	—	—	21	—	—	22
Issuance of SIRPS convertible preference shares, net of issuance cost $294	945,015	4,580	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Series B convertible preference shares, net of issuance costs of $1,021	4,200,006	25,649	—	—	—	—	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	306	—	—	—	306
Exchange difference on translation of foreign operations	—	—	—	—	—	—	—	—	—	—	—	—	302	—	302
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,710)	(6,710)
Balance as of July 1, 2014	5,937,138	$33,826	1,014,130	$126	254,680	$—	—	$—	—	$—	$937	$1,405	$373	$(11,798)	$(8,957)
Issuance of ordinary shares and Euro deferred shares	—	$—	2	$—	—	$—	400	$13	—	$—	$—	$—	$—	$—	$13
Ordinary shares no longer subject to limited recourse loan	—	—	109,611	14	(109,611)	—	—	—	—	—	—	(14)	—	—	—
Share repurchase	—	—	—	—	(145,069)	—	—	—	—	—	—	—	—	—	—
Issuance of share warrants	—	—	—	—	—	—	—	—	—	—	—	5,435	—	—	5,435
Issuance of ordinary shares— conversion of share-based compensation	—	—	126,410	16	—	—	—	—	—	—	(645)	642	—	—	13
Issuance of ordinary shares, net of issuance costs of $3,830	6	—	4,176,903	522	—	—	—	—	—	—	—	37,416	—	—	37,938
Adjustment for shares issued in connection with share consolidation	16	—	9	—	—	—	—	—	—	—	—	—	—	—	—
Reclassification into shareholders’ equity	(5,937,160)	(33,826)	—	—	—	—	—	—	5,937,160	33,826	—	—	—	—	33,826
Reclassification into ordinary shares	—	—	5,937,160	742	—	—	—	—	(5,937,160)	(33,826)	—	33,084	—	—	—
Share bonus award			42,691	6	—	—	—	—	—	—	(304)	304	—	—	6
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	2,081	—	—	—	2,081
Exchange difference on translation of foreign operations	—	—	—	—	—	—	—	—	—	—	(4)	(62)	(4,854)	—	(4,920)
Net loss	—	—	—	—	—	—	—	—	—	—		—	—	(11,857)	(11,857)
Balance as of June 30, 2015	—	$—	11,406,916	$1,426	—	$—	400	$13	—	$—	$2,065	$78,210	$(4,481)	$(23,655)	$53,578
Issuance of ordinary shares— conversion of share-based compensation	—	$—	158,217	$20	—	$—	—	$—	—	$—	$(1,182)	$1,182	$—	$—	$20
Share-based compensation expense	—	—	—	—	—	—	—	—	—	—	1,755	—	—	—	1,755
Exchange difference on translation of foreign operations	—	—	—	—	—	—	—	—	—	—	—	—	(852)	—	(852)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(19,365)	(19,365)
Balance as of June 30, 2016	—	$—	11,565,133	$1,446	—	$—	400	$13	—	$—	$2,638	$79,392	$(5,333)	$(43,020)	$35,136

The accompanying notes are an integral part of these consolidated financial statements.

NEXVET BIOPHARMA PUBLIC LIMITED COMPANY

Consolidated Statements of Cash Flows

	Year Ended June 30,
	2016	2015	2014
	(in thousands)
Cash Flows from Operating Activities
Net loss	$(19,365)	$(11,857)	$(6,710)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation expense	1,755	2,081	298
Depreciation and amortization expense	516	154	56
Other	7	—	22
Changes in assets and liabilities:
Other income receivable	1,100	(897)	(1,338)
Prepaid expenses and other	(890)	(127)	(250)
Accounts payable, accrued expenses and deferred income	2,094	(206)	1,978
Net cash used in operating activities	(14,783)	(10,852)	(5,944)
Cash Flows from Investing Activities
Purchase of property, plant and equipment	(4,927)	(294)	(512)
Purchase of intangible assets	(64)	(19)	(2)
Net cash used in investing activities	(4,991)	(313)	(514)
Cash Flows from Financing Activities
Proceeds from issuance of ordinary shares	20	37,970	37
Proceeds from issuance of convertible preference shares and warrants	—	—	35,664
Net cash provided by financing activities	20	37,970	35,701
Effect of exchange rate changes on cash	(798)	(4,813)	315
Net (decrease) increase in cash	(20,552)	21,992	29,558
Cash at beginning of year	52,033	30,041	483
Cash at end of year	$31,481	$52,033	$30,041
Supplemental Disclosure
Offering costs in connection with issuance of ordinary shares, convertible preference shares and warrants recorded in equity	$—	$3,830	$1,315
Issuance of share options for consulting services	—	—	22

The accompanying notes are an integral part of these consolidated financial statements.

NEXVET BIOPHARMA PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements

Note 1. Organization and Description of Business

Nexvet Biopharma public limited company and its subsidiaries (“Nexvet” or the “Company”) is a clinical-stage biopharmaceutical company focused on transforming the field of companion animal therapeutics by developing and commercializing novel, species-specific biologics. Biologics are therapeutic proteins derived from biological sources. As a class, biologics have transformed human medicine in recent decades and represent many of the top-selling therapies on the market today, due to advantages including a long duration of action, attractive side effect profiles and injectability. The Company believes these advantages will translate into significant advantages for companion animal therapeutics. The Company’s platform technology, which it refers to as “PETization,” is an algorithmic approach that enables the rapid creation of monoclonal antibodies (“mAbs”), a type of biologic, that are designed to be recognized as “self” or “native” by an animal’s immune system, a property the Company refers to as “100% species-specificity.” PETization is designed to build upon the safety and efficacy data from clinically tested human therapies to create new therapies for companion animals, thereby reducing clinical risk and development cost.

mAbs are targeted antibodies produced by identical or clonal cells that are engineered to produce a specific mAb and they are a prominent class of therapeutic biologics in humans. Nexvet’s most advanced product candidates are mAbs that target and inhibit the function of nerve growth factor (“NGF”) for the control of pain associated with osteoarthritis in dogs and cats.  NGF is a protein that directs nerve growth and involved in nerve signaling, including pain signals, and NGF inhibitors (“anti-NGFs”) seek to interrupt those signals to reduce pain.  The Company’s anti-NGF portfolio consists of ranevetmab (formerly “NV-01”) for dogs, frunevetmab (formerly “NV-02”) for cats, both in late-stage clinical development as monthly subcutaneous injectables, as well as NV-03 for horses which has completed initial proof-of-concept studies.

Nexvet’s most clinically advanced product candidate is ranevetmab. The Company’s pivotal efficacy and field safety study of ranevetmab met its primary efficacy endpoint demonstrating a statistically significant improvement over placebo in the assessed level of pain (p=0.041) as measured using changes in Client-Specific Outcome Measures (“CSOM”) score between enrollment and day 28.  This study’s design was agreed under protocol concurrence with the Center for Veterinary Medicine (“CVM”) at the United States Food and Drug Administration (“FDA”).  Ranevetmab was seen to be safe and well tolerated with no significant adverse safety signals observed in the study.  Clinically meaningful magnitudes of benefit and statistically significant differences over placebo were also achieved for the majority of the secondary endpoints measured in the study, which used a monthly subcutaneous injection for three months.  Collectively, the results of this study constitute a substantial body of efficacy data that the Company has filed with the CVM and intends to use as the basis of its planned submissions for marketing authorizations in both the United States (“U.S.”) and Europe. The Company has a master collaboration, supply and distribution agreement, and a specific distribution agreement for ranevetmab, with Virbac S.A. (“Virbac”), one of the larger animal health companies in the world.

Nexvet’s next most advanced product candidate is frunevetmab.  The Company obtained positive and statistically significant results from a proof-of-concept efficacy study and a separate pilot safety study of frunevetmab.  The Company also obtained positive results from a placebo-controlled, double-blinded, multi-site pilot field safety and efficacy study, which enrolled 126 cats with naturally occurring osteoarthritis. In terms of efficacy, a wide range of statistically significant improvements over placebo at multiple time points, using multiple assessment methods, were seen in this study, which used a monthly dose for two months. Frunevetmab was also seen to be safe and well-tolerated, with no significant adverse safety signals observed. Results from this study have informed preparations for a pivotal efficacy and field safety study for frunevetmab, anticipated to commence in the fourth quarter of 2016. The Company is seeking to confirm protocol concurrence for this study with the CVM.

The Company also conducts drug discovery in the areas of immuno-oncology, inflammation and allergy. In July 2015, Nexvet entered a research and development collaboration with Zenoaq, a leading animal health company based in Japan, which involves applying PETization to convert mAb candidates identified by Zenoaq into 100% species-specific candidates in the areas of immuno-oncology, inflammation and allergy.  This collaboration has yielded fully caninized mAbs that bind to the immuno-oncology target known as programmed cell death protein 1 (“PD-1”).  PD-1 is the target of approved human therapies including pembrolizumab (Keytruda) and nivolumab (Opdivo) which have demonstrated efficacy against multiple tumor types.

In the U.S. the CVM and Center for Veterinary Biologics (“CVB”) at the United States Department of Agriculture (“USDA”) and Environmental Protection Agency (“EPA”), regulate new animal drug candidates. The USDA has confirmed its regulatory jurisdiction over anti-PD-1 mAbs, providing the opportunity for a conditional license.  Conditional licensure allows a company to start selling a product on a comparatively rapid basis, under certain conditions, after a demonstration of purity and safety and if there is a reasonable expectation of efficacy for the product. While a conditional licensure is in place, the license holder must continue to generate efficacy data in order to apply for a full approval.

NEXVET BIOPHARMA PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements — Continued

The Company’s most advanced anti-inflammatory programs consist of mAb candidates targeting tumor necrosis factor (“anti-TNFs”). TNF is a protein that causes inflammation, and anti-TNFs suppress this inflammation.  In humans, anti-TNFs include several marketed therapies such as infliximab (Remicade) and adalimumab (Humira) that have been among the top-selling drugs in the world, due to their therapeutic action in a variety of inflammatory conditions. Nexvet’s drug discovery team has used PETization to create fully canine and fully feline anti-TNF mAbs that demonstrate high potency in neutralizing canine and feline TNF. These candidates will enter pharmacokinetic, preliminary safety, immunogenicity and proof‑of‑concept studies throughout the second half of 2016.

The Company has commenced a pharmacokinetic, immunogenicity and preliminary safety proof‑of‑concept study for its anti-PD-1 program. The Company expects further proof-of-concept data from the canine anti PD-1 mAb candidate and the canine and feline anti-TNF mAb candidates by the end of 2016.

In September 2015, the Company secured a biopharmaceutical manufacturing facility in Tullamore, Ireland.  It has been reconfigured to be a dedicated veterinary biopharmaceutical facility with the capability to meet anticipated future clinical and commercial production needs for therapeutic drug substance. The facility is operated by a wholly-owned subsidiary of Nexvet, BioNua Limited (“BioNua”).

Since the Company’s initial public offering, it has focused on clinical development of its most advanced candidates and securing infrastructure to become a vertically integrated veterinary biopharmaceutical company.  The Company is building a pipeline of development candidates derived from PETization in therapeutic areas where human mAbs have had significant impact.

The Company has incurred losses since its inception and had an accumulated deficit of $43.0 million and $23.7 million as of June 30, 2016 and June 30, 2015, respectively.  For the foreseeable future, the Company expects to continue to incur losses and negative cash flows, which will increase significantly from historical levels as the Company expands its development activities, seeks regulatory approvals for product candidates and begins to commercialize any approved products.  To date, the Company has been funded primarily through sales of capital shares.  Management believes the Company’s unrestricted cash of $31.5 million as of June 30, 2016 will be sufficient to fund operations for at least the next 12 months.

The Company will require additional capital until such time as it can generate revenue in excess of operating expenses.  The Company may seek such funding through public or private equity or debt financing or other sources, such as corporate collaborations and licensing arrangements.  The Company may not be able to obtain financing on acceptable terms, or at all.  The sale of additional equity would result in additional dilution to the Company’s shareholders, and the terms of any financing may adversely affect the rights of these shareholders.  The incurrence of any debt financing could result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict operations.  If the Company is unable to obtain funding, it could be forced to delay, reduce or eliminate research and development programs or commercialization efforts, which could adversely affect the Company’s business prospects.

Share Consolidations and Irish Reorganization

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

NEXVET BIOPHARMA PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements — Continued

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements of the Company include the operations of all its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Such operations include the Company, Nexvet Australia, NVIP Pty Limited, Nexvet Ireland Limited, Tevxen Limited, BioNua Limited (“BioNua”), and Nexvet US, Inc. All intercompany balances and transactions have been eliminated in consolidation. The Company’s fiscal year ends on June 30, and references to any fiscal year are to the Company’s year ended June 30 in that year.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Significant items subject to such estimates and assumptions include research and development income, research and development accruals, share-based payments, valuation of warrants, options and restricted share units and deferred income taxes. Actual results could differ from those estimates.

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

Cash

As of June 30, 2016 and 2015, the Company’s unrestricted cash consisted of cash deposited in a business operating account or in short-term deposit accounts of less than 90 days’ original duration.

Concentration of Credit Risk and Other Risks and Uncertainties

The Company receives research and development income and grants from single sources, the Australian and Irish governments.

The Company’s cash is deposited with several large commercial banks located in the U.S., Australia and Ireland that are federally insured or guaranteed, limiting the amount of credit exposure to any one financial institution. The Company’s cash balances with these financial institutions often exceed the amount insured.

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

NEXVET BIOPHARMA PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements — Continued

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

The Company’s material financial instruments include cash and short-term deposits.

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

Nexvet Australia is eligible under the AusIndustry research and development tax incentive program to obtain a cash amount from the Australian Taxation Office (“ATO”).  The income is available to Nexvet Australia on the basis of specific criteria with which Nexvet Australia must comply.  Specifically, Nexvet Australia must have revenue of less than A$20 million and cannot be controlled by income tax exempt entities.

Nexvet Ireland and BioNua are both eligible under the Research and Development Tax Credit (“R&D Tax Credit”) Guidelines of Ireland to claim a tax credit, up to 25% of eligible research and development expenditure less expenditure already covered by the IDA grant assistance.  The tax credit is normally offset against corporation tax payable in Ireland.  For companies at the same stage of development as Nexvet Ireland and BioNua, there is the ability to elect to receive the tax credit as a cash payment in three equal amounts, approximately 9, 21 and 33 months after the relevant fiscal year end, subject to meeting certain qualifying subject criteria.  In this later situation, the relevant company will recognize the cash receivable as other income.

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

NEXVET BIOPHARMA PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements — Continued

Impairment of Long-Lived Assets

The Company reviews its tangible and intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to the estimated undiscounted cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge will be recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairments of long-lived assets during fiscal years 2016, 2015 or 2014.

Consumable Stores

Consumable stores represent items that are used in the manufacturing process of clinical or commercial batches of our product candidates.  Consumable stores are recorded at the lower of cost and net realizable value.

Foreign Currency

The Parent Company’s functional currency is U.S dollars, and the functional currency for most subsidiaries is their local currency.  Foreign currency transactions are translated into the functional currency using the current exchange rate as of the date of the transaction.  At year end, monetary items denominated in a foreign currency are translated into the functional currency of the relevant entity using the year end spot rate.  The exchange gain of $0.2 million and $4.2 million in fiscal year 2016 and 2015, respectively, and an exchange loss of $0.4 million in fiscal year 2014, primarily relate to the translation of Nexvet Australia’s U.S. dollar-denominated bank accounts to its Australian dollar functional currency.

In preparing the Company’s consolidated financial statements, the financial statements of the subsidiaries are translated into the US dollar presentation currency at year-end exchange rates as to assets and liabilities and weighted-average rates as to revenue and expenses.  The resulting translation adjustments are recognized in other comprehensive income (loss) (“OCI”).  The non-cash translation adjustment in accumulated OCI was a loss of $0.9 million and $4.9 million in fiscal years 2016 and 2015.  These adjustments primarily relate to the translation of U.S. dollar-denominated bank accounts within Nexvet Australia’s balance sheet to the U.S dollar presentation currency of the consolidated balance sheet.

Under U.S. GAAP, there is no offset of these two exchange-related items within the consolidated statements of operations and comprehensive loss. Net loss and associated calculations are impacted by this treatment.

Income Taxes

The Company has historically filed income tax returns in the U.S., Australia and Ireland.

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

Other Income (Expense)

Research and development income

Australia

Nexvet Australia is eligible under the AusIndustry research and development tax incentive program to obtain a cash amount from the ATO.  The tax incentive is available to Nexvet Australia on the basis of specific criteria with which Nexvet Australia must comply.  Although the tax incentive is administered through the ATO, the Company has accounted for the tax incentive outside the scope of ASC Topic 740, Income Taxes, as an income tax benefit since Nexvet Australia meets the applicable requirements to participate in the program and the incentive is not linked to Nexvet Australia’s income tax liability and can be realized regardless of whether Nexvet Australia has generated taxable income.  Research and development income is recognized when eligible research and development activities have been undertaken and the Company has completed its assessment of whether such activities meet the relevant qualifying criteria.

NEXVET BIOPHARMA PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements — Continued

Ireland

Nexvet Ireland and BioNua are both eligible under the Research and Development Tax Credit (“R&D Tax Credit”) Guidelines of Ireland to claim a tax credit, up to 25% of eligible research and development expenditure less expenditure already covered by the IDA grant assistance.  The tax credit is normally offset against corporation tax payable in Ireland.  For companies at the same stage of development as Nexvet Ireland and BioNua, there is the ability to elect to receive the tax credit as a cash payment in three equal amounts, approximately 9, 21 and 33 months after the relevant fiscal year end, subject to meeting certain qualifying subject criteria.

In this later situation the relevant company will recognize the cash receivable as other income.

Government grant income

BioNua is eligible, under an agreement with the IDA, to receive cash as grant income based on a fixed percentage of eligible research and development expenditure in Ireland on a defined project, which includes the achievement of pre-agreed performance targets.  Any expenditure eligible under this agreement cannot be claimed under the R&D Tax Credit program.  The maximum grant available to the Company is €2.4 million over the life of the agreement.

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

The Company has complied with all other requirements of the agreement to date.

Exchange gain (loss)

Exchange gain (loss) consists primarily of gains or losses due to foreign exchange translation, primarily reflecting changes in Australian and U.S. foreign exchange rates.  Under U.S. GAAP, these gains (losses) primarily relate to a translation of U.S. dollar-denominated bank accounts into Nexvet Australia’s Australian dollar functional currency and represent a non-cash item.

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

Share-Based Compensation

The Company’s share-based compensation plan (see Note 14) provides for the grant of share options, restricted share units and other share-based awards. The fair value of share options is determined as of the date of grant using the binomial option-pricing model. This method incorporates the fair value of the Company’s ordinary shares at the date of each grant and various assumptions such as the risk-free interest rate, expected volatility based on the historic volatility of peer companies, expected dividend yield, and expected term of the share option. Restricted share units are valued at the fair value of the underlying ordinary shares as of the date of grant. The Company classifies share-based compensation expense in the statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified.

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

Total assets, property and equipment, net and total property and equipment additions by geography, reconciled to the consolidated amounts, were as follows as of the dates indicated:

	June 30,	June 30,
	2016	2015
United States	(in thousands)
Total assets	$30,809	$38,973
Property and equipment, net	8	4
Total property and equipment additions	7	4
Australia
Total assets	$3,404	$17,259
Property and equipment, net	1,186	538
Total property and equipment additions	975	283
Ireland
Total assets	$6,111	$440
Property and equipment, net	3,714	7
Total property and equipment additions	3,945	7
Consolidated
Total assets	$40,324	$56,672
Property and equipment, net	4,908	549
Total property and equipment additions	4,927	294

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

NEXVET BIOPHARMA PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements — Continued

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

In March 2016, the FASB issued ASU 2016-05, Liabilities—Derivative and Hedging (Topic 815).  This guidance clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. This guidance will be effective for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years, and early adoption for public entities is allowable. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

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

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) Identifying Performance Obligations and Licensing. The guidance clarifies that an entity should recognize revenue to depict the transfer of promised goods or services to customers that reflects the consideration and revenue to which the entity expects to be entitled in exchange for those goods or services or performance obligations satisfied.  In May 2016, the FASB issued ASU No. 2016-12 Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients. The core principal of this guidance is the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326). This guidance requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis. The statement of operations reflects the measurement of credit losses for newly recognized financial assets, as well as the expected credit losses during the period. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. ASU 2016-13 will become effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of the guidance on its consolidated financial statements.

NEXVET BIOPHARMA PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements — Continued

Note 3 Other Income Receivable

Other income receivable consisted of the following as of the dates indicated:

	June 30,
	2016	2015
	(in thousands)
Current
Research and development income	$1,809	$3,301
Government grant income	374	—
Interest income	18	—
Other income receivable	$2,201	$3,301
Noncurrent
Research and development income	$251	$—
Other income receivable	$251	$—

Note 4 Prepaid Expenses and Other

Prepaid expenses and other consisted of the following as of the dates indicated:

	June 30,
	2016	2015
	(in thousands)
Current
Prepaid expenses	$398	$279
Consumable stores	484	—
Other	398	328
Prepaid expenses and other	$1,280	$607
Noncurrent
Prepaid expenses	$129	$163
Prepaid expenses and other	$129	$163

At June 30, 2016 and 2015, restricted cash was $0.1 million and $0.1 million, respectively and is included in Prepaid Expenses and Other in the Consolidated Balance Sheet.  The restricted cash balance is related to a collateral arrangement with a financial institution that requires the Company to maintain a minimum collateral balance of $50,000 in order to access credit card facilities.

Note 5. Property, Plant and Equipment

Property, plant and equipment, net consisted of the following as of the dates indicated:

		June 30,
	Useful Lives	2016	2015
	(in years)	(in thousands)
Computer equipment	3-7	$213	$89
Research and development equipment	5-10	3,206	432
Office equipment	5-20	134	83
Plant and equipment	8	949	—
Leasehold improvements	5-10	1,118	133
Less: Accumulated depreciation and amortization		(712)	(188)
Property, plant and equipment, net		$4,908	$549

NEXVET BIOPHARMA PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements — Continued

	Computer Equipment	Research and Development Equipment	Office Equipment	Plant and Equipment	Leasehold Improvements	Total
	(in thousands)
Opening balance July 1, 2014	$57	$214	$92	$—	$151	$514
Additions	$35	$258	$1	$—	$—	$294
Disposals	—	—	—	—	—	—
Depreciation	(25)	(86)	(12)	—	(29)	(152)
Exchange rate adjustment	(11)	(52)	(19)	—	(25)	(107)
Closing balance June 30, 2015	$56	$334	$62	$—	$97	$549
Additions	$127	$2,780	$54	$965	$1,001	$4,927
Disposals	—	(7)	—	—	—	(7)
Depreciation	(41)	(289)	(17)	(77)	(83)	(507)
Exchange rate adjustment	(2)	(9)	(1)	(31)	(11)	(54)
Closing balance June 30, 2016	$140	$2,809	$98	$857	$1,004	$4,908

In September 2015, the Company acquired certain manufacturing assets as follows:

Assets Acquired and Consideration
(in thousands)
Assets acquired
Research and development equipment	$380
Plant and equipment	934
Leasehold improvements	663
Total assets acquired	$1,977
Consideration
Cash paid	$1,977
Total consideration	$1,977

Note 6. Intangible Assets

Intangible assets, net consisted of the following as of the dates indicated:

		June 30,
	Useful Lives	2016	2015
	(in years)	(in thousands)
Computer software	1-3	$85	$21
Less: Accumulated amortization		(11)	(2)
Intangible assets, net		$74	$19

Intangible assets will be fully amortized over their useful lives.

NEXVET BIOPHARMA PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements — Continued

Note 7. Accrued Expenses and other liabilities

Accrued expenses and other liabilities consisted of the following as of the dates indicated:

	June 30,
	2016	2015
Current	(in thousands)
Payroll and related expenses	$1,883	$1,027
Professional fees	297	361
Research and development costs	1,115	964
Accrued expenses and other liabilities	$3,295	$2,352

Noncurrent
Payroll and related expenses	$97	$—
Other	7	—
Accrued expenses and other liabilities	$104	$—

Note 8. Deferred Income

Deferred income consisted of a lease incentive as of the dates indicated:

	June 30,
	2016	2015
	(in thousands)
Current	$23	$23
Noncurrent	$37	$61

In June 2014, a build-out incentive was negotiated with the landlord to reimburse the Company regarding the Melbourne, Australia office space. The Company expects to offset such amounts within rental expense over the lease term.

Note 9. Warrants

	June 30,	June 30,
	2016	2015
	(in thousands)
Warrants	$—	$—

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

Note 10. Convertible Preference Shares

Prior to February 2015, the Company had issued Series A investment preference shares (“SIRPS Preference Shares”) and Series B convertible preference shares (“Series B Preference Shares”) (collectively, the “Preference Shares”).  The Company’s Memorandum and Articles of Association as of June 30, 2014 authorized 12,000,000 Preference Shares with a nominal value of $0.125 per Preference Share.

NEXVET BIOPHARMA PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements — Continued

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

Note 11. Ordinary Shares

In February 2015, upon the initial closing of the Company’s initial public offering, the New M &A became effective for the Company.  The New M&A amended the Company’s authorized capital to 400 Euro deferred shares with a nominal value of €100 each, 100,000,000 ordinary shares with a nominal value of US$0.125 each and 10,000,000 undesignated preferred shares with a nominal value of US$0.01 each.

As of June 30, 2016 and 2015, there were 11,565,133, and 11,406,916 ordinary shares outstanding, respectively.

In the Company’s initial public offering, an aggregate of 4,176,903 ordinary shares were issued.  Upon the initial closing of the Company’s initial public offering, all 5,937,160 Preference Shares then outstanding were converted into 5,937,160 ordinary shares.

Note 12. Fair Value Measurement

Assets and liabilities carried at fair value on a recurring basis as of June 30, 2016 and 2015, including financial instruments which the Company accounts for under the fair value option, are summarized in the following tables.

June 30, 2016	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
	(in thousands)
Assets
Cash	$31,481	$—	$—	$31,481

June 30, 2015	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets
Cash	$52,033	$—	$—	$52,033

During fiscal years 2016 and 2015, there were no transfers between the levels.

NEXVET BIOPHARMA PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements — Continued

Note 13. Net Loss Per Share

The calculation of net loss per participating securities (“EPS”) for fiscal years 2016 and 2015 is presented below.

	Year Ended June 30,
	2016	2015	2014
	(in thousands, except share and per share amounts)
Net loss	$(19,365)	$(11,857)	$(6,710)
Weighted-average ordinary shares issued and outstanding—basic and diluted	11,517,507	5,214,957	1,000,872
Net loss per ordinary share—basic and diluted	$(1.68)	$(2.27)	$(6.70)

The following ordinary share equivalents were excluded from the calculation of diluted net loss per share for the periods ended on the dates indicated because including them would have an anti-dilutive effect:

	Year Ended June 30,
	2016	2015	2014
Preference shares	—	—	5,937,138
Share-based awards	1,041,164	834,303	245,020
Warrants	1,766,998	1,766,998	1,766,998
Shares subject to limited recourse loans (see Note 14)	—	—	254,680
Total	2,808,162	2,601,301	8,203,836

Basic and diluted net loss per share is computed using the weighted-average number of ordinary shares outstanding after giving effect to the conversion of all convertible preference shares into ordinary shares as if such conversion had occurred at the beginning of the period presented, or the date of original issuance, if later.

Note 14. Share-Based Awards

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

Prior to its termination, the 2013 Plan was administered by the Company’s board of directors. Subject to the provisions of the 2013 Plan, the board of directors determined, in its discretion, the persons to whom, and the times at which, awards were granted, as well as the size, terms and conditions of each award, under the 2013 Plan.  All awards are evidenced by a written agreement between the Company and the holder of the award.  The board of directors has delegated to the Compensation Committee the authority to construe and interpret the terms of the 2013 Plan and awards granted under the 2013 Plan.

In the event of a change of control as described in the 2013 Plan, the acquiring or successor entity may assume or continue all or any awards outstanding under the 2013 Plan or substitute substantially equivalent awards.  Any awards which are not assumed or continued in connection with a change of control or are not exercised or settled prior to the change of control will terminate effective as of the time of the change of control unless specified otherwise in an employment contract.  The Compensation Committee may provide for the acceleration of vesting of any or all outstanding awards upon such terms and to such extent as it determines, except that the vesting of all awards held by members of the board of directors who are not employees will automatically be accelerated in full.  The 2013 Plan also authorizes the Compensation Committee, in its discretion and without the consent of any participant, to cancel each or any outstanding award denominated in ordinary shares upon a change of control in exchange for a payment to the participant with respect to each share subject to the cancelled award of an amount equal to the excess of the consideration to be paid per ordinary share in the change of control transaction over the exercise price per ordinary share, if any, under the award.

NEXVET BIOPHARMA PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements — Continued

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

In August 2015, the Company awarded two new employees share options to purchase 60,000 ordinary shares and restricted share units to acquire 8,500 ordinary shares with a grant date fair value of $2.71 and $4.97 per share, respectively.  The share option and restricted share units have an exercise price of $5.10 and a conversion price of $0.125 per ordinary share, respectively.  The awards vest in tranches over one to four years.

In September 2015, the Company awarded employees and directors restricted share units to acquire 298,834 ordinary shares, of which 296,059 were acquired, with grant date fair values of $4.26‑$4.27.  The restricted share units have a conversion price of $0.125 per ordinary share.  The restricted shares units granted to employees vest annually over four years commencing on July 1, 2016.  The restricted share units granted to directors vest on July 1, 2016.

In November 2015, the Company awarded a new employee restricted share units to acquire 2,000 ordinary shares with a grant date fair value of $4.76.  The restricted share units have a conversion price of $0.125 per ordinary share.  The restricted share units granted vest on September 21, 2016.

The aggregate intrinsic value of share-based awards as of June 30, 2016 was $2.1 million, of which $0.1 million related to vested share-based awards and $2.0 million related to unvested share-based awards

Share Awards to Consultants or Advisors for Services Provided

There were no share awards to consultants or advisors issued in fiscal year 2016 and 2015.

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

Note 15. Valuation of Share Awards

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

The fair value of the share awards was estimated using the following assumptions:

	Year Ended June 30,
	2016	2015
Risk free interest rate	1.7%	1.7%
Expected term (in years)	1 - 4 years	3-6 years
Expected volatility	75%	80%
Forfeiture rate	7.5%	0
Expected dividend yield	zero	zero

The following table summarizes share option activity for fiscal years 2015 and 2016:

	Shares Issuable Under Options		Weighted- Average Exercise Price
Outstanding as of July 1, 2014	470,479		$2.33
Granted	663,661		9.55
Exercised	(96,540)		0.125
Ordinary shares no longer subject to limited recourse loans	(109,611)	(1)	4.20
Repurchased	(145,069)		6.35
Expired or forfeited	(6,289)		0.125
Outstanding as of June 30, 2015	776,631		$8.18
Granted	60,000		$5.10
Exercised	(126,017)		0.125
Expired or forfeited	—		—
Outstanding as of June 30, 2016	710,614		$9.35
Options vested and expected to vest, as of June 30, 2014	6,195		$0.125
Options vested and expected to vest, as of June 30, 2015	159,937		$5.77
Options vested and expected to vest, as of June 30, 2016	371,812		$10.08

(1)	Reflects ordinary shares issued subject to limited recourse loans. See Note 14.

NEXVET BIOPHARMA PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements — Continued

The total intrinsic value of share options exercised was $0.5 million, $0.5 million and $nil in 2016, 2015 and 2014, respectively

In addition to the share options described above, the Company has granted restricted share units to its directors, employees and consultants. Restricted share units are valued at the fair value of the underlying ordinary shares as of the date of grant. The fair value of the ordinary shares issuable upon conversion of restricted share units considered the price per share paid by investors in the Company’s private financings, including the SIRPS Preference Shares in July 2013. The ordinary shares subject to the restricted share units are generally issued when they vest. The table below presents the Company’s restricted share unit activity for fiscal years 2016 and 2015:

	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of July 1, 2014	29,214	$5.15
Granted	57,947	7.83
Converted	(29,489)	5.85
Forfeited	—	—
Outstanding as of June 30, 2015	57,672	$7.48
Granted	306,560	$4.28
Converted	(32,200)	7.72
Forfeited	(1,482)	—
Outstanding as of June 30, 2016	330,550	$4.50
Converted and expected to convert, as of June 30, 2014	—	$—
Converted and expected to convert, as of June 30, 2015	4,400	$9.19
Converted and expected to convert, as of June 30, 2016	—	$—

The total intrinsic value of restricted share units converted was $0.1 million, $0.2 million and $nil in 2016, 2015 and 2014, respectively.

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

The Company recorded share-based compensation expense related to share options and restricted share units for the fiscal years 2016, 2015 and 2014 as follows:

	Year Ended June 30,
	2016	2015	2014
	(in thousands)
Research and development	$726	$756	$74
General and administrative	1,029	1,325	224
Total	$1,755	$2,081	$298

The Company had an aggregate of $2.9 million and $3.1 million, respectively, of unrecognized share-based compensation expense for share options and restricted share units outstanding as of June 30, 2016 and 2015, which is expected to be recognized over an estimated period of 5.0 years and 4.0 years, respectively, for share options and restricted share units.

NEXVET BIOPHARMA PUBLIC LIMITED COMPANY

Notes to Consolidated Financial Statements — Continued

Note 16. Commitments and Contingencies

Indemnities and Guarantees

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. The Company indemnifies its directors and officers to the extent permitted under the Company’s Constitution and the Irish Companies Act and provides expense advancement for our directors and executive officers for certain expenses, including attorneys’ fees, judgments, fines, and settlements amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of our directors or executive officer.  The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. These indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying balance sheets.

Operating Lease and Purchase Obligation

Commitments consisted of the following as of the dates indicated:

	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
June 30, 2016	(in thousands)
Operating leases (1) (3)	$1,318	$193	$378	$244	$503
Purchase obligations (2)	456	456	—	—	—
Total	$1,774	$649	$378	$244	$503

(1)	Represents future minimum lease payments under our non-cancelable operating lease, including our Melbourne, Australia and Tullamore, Ireland facilities.
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

(3)

The Company occupies research facilities in Australia and expects to enter a lease arrangement in the near future, if this agreement was in place at balance date the operating leases amount would increase by a total $0.2 million (< 1 year $0.1 million, 1-3 year $0.1 million)

Operating Leases

The Company entered into a lease for its office in Melbourne, Australia commencing December 2013 for a period of five years.  As of June 30, 2016 and June 30, 2015 commitments totaled $0.2 million and $0.4 million, respectively.  Rent expense was $0.2 million $0.2 million and $0.1 million for fiscal years 2016, 2015 and 2014, respectively.  Included in rent expense is a build-out incentive of $26,000, $26,000 and $11,000 for the fiscal years 2016, 2015 and 2014, respectively.  A portion of the incentive paid by the landlord is to be repaid by the Company if the lease is terminated early, determined by the unexpired term of the lease over the original 60‑month lease term.

The Company entered into a lease for a facility in Tullamore, Ireland commencing September 2015 for a period of 10 years, with an option to purchase the building.  As of June 30, 2016, commitments on this lease totaled $1.1 million.

Purchase Obligations

In connection with the development of biologics, the Company had open contracts with suppliers for goods and services of $0.5 million and $0.7 million as of June 30, 2016 and June 30, 2015, respectively.

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

Note 17. Income Taxes

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

A reconciliation of the statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended June 30,
	2016	2015	2014
	(in thousands)
Statutory income tax rate	$2,421	$1,482	$1,988
Adjustment for foreign tax rates	2,550	1,913	—
Non-assessable income and other	(316)	1,722	703
Non-deductible expenses	(1,802)	(3,669)	(1,687)
Change in deferred tax asset valuation allowance	(2,943)	(1,344)	(1,004)
Change in tax rates	90	(104)	—
Effective income tax rate	$—	$—	$—

Non-assessable income and non-deductible expenses represent the gross amounts assessed under the research and development incentive program.

Net deferred tax assets as of June 30, 2016 and 2015 consisted of the following:

	June 30,
	2016	2015
	(in thousands)
Deferred tax assets:
Net operation loss carry forward	$5,184	$2,578
Accrued expenses, deferred income and other	738	218
Exchange loss/(gain)	64	(591)
Net deferred tax assets	5,986	2,205
Valuation allowance	(5,986)	(2,205)
Net deferred tax assets, net of valuation allowance	$—	$—

As of June 30, 2016 and 2015, the Company had total deferred tax assets of $6.0 million and $2.2 million, respectively. Management has evaluated the factors bearing upon the reliability of its deferred tax assets, which consist principally of tax loss carry forwards in United Sates, Australia and Ireland.   Our management concluded that it is more likely than not that all of the deferred tax assets will not be realized in the future due our lack of taxable income prospects for the foreseeable future.  Therefore, the deferred tax assets are reduced by a full valuation.

Utilization of tax loss carry forwards is subject to potential limitation as a consequence of the Australian loss recoupment rules and future ownership changes, future capital raisings or ongoing changes in the Company’s business. Given the change of ownership that occurred in September 2014 (see Note 1), the Australian tax authorities could argue that there has been a change in the Company’s underlying business in Australia, which may result in these tax losses never being recoverable. Should this occur, future Australian taxable profits would be taxed at the full corporate rate of 30%.  Depending on the actual amount of any limitation on the Company’s ability to use its tax loss carry forwards, a significant portion of its future taxable income could be taxable.

Changes in the valuation allowance for deferred tax assets during fiscal years 2016, 2015 and 2014 were as follows:

	June 30,
	2016	2015	2014
	(in thousands)
Valuation allowance as of beginning of year	$2,205	$1,737	$479
Increases recorded to income tax provision	3,781	468	1,258
Valuation allowance as of end of year	$5,986	$2,205	$1,737

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

Note 18. Related Party Transaction

Ridge Biotechnology Consulting, LLC is owned and operated by Dr. Robert Gearing, the brother of David Gearing, a co-founder of the Company and its Chief Scientific Officer. In October 2010, the Company entered into a consulting agreement with Ridge Biotechnology Consulting, LLC for the provision of services to the Company. The agreement was superseded by agreements entered into in April 2011 and April 2012, and a new consulting agreement with Ridge Biotechnology Consulting, LLC was entered into in January 2014. The Company recorded general and administrative expense of $39,000, $0.2 million and $0.1 million in fiscal years 2016, 2015 and 2014, respectively, related to these agreements. As of June 30, 2016 and 2015, there was $13,000 and $19,000 payable to Ridge Biotechnology Consulting, LLC, respectively. Dr. Robert Gearing was also a party to a 2012 agreement with the Company pursuant to which the Company issued Dr. Gearing 4,424 ordinary shares in fiscal year 2014 and 6,250 ordinary shares in fiscal year 2013, with an aggregate value of $48,000, for arranging certain research and development services.

Dr. Andrew Gearing is a former director, a co-founder of the Company and a brother of David Gearing, a co-founder of the Company and its Chief Scientific Officer.  Dr. Andrew Gearing serves on the board of directors of Biocomm Square Pty Ltd. In August 2010 and August 2013, the Company entered into consulting agreements with Biocomm Square Pty Ltd for research and development support services.  These agreements were superseded by a new consulting agreement in December 2013, which was amended in April 2014, September 2015 and June 2016. In addition, the Company entered into an agreement with Biocomm Square Pty Ltd in November 2011 for assistance in obtaining partnering arrangements with Japanese entities. This agreement was terminated in September 2015.  The Company recorded research and development expense of $0.2 million, $0.2 million and $0.2 million in fiscal years 2016, 2015 and 2014, respectively, related to these agreements. As of June 30, 2016 and 2015, there was $12,000 and $17,000 payable to Biocomm Square Pty Ltd, respectively.

Note 19. Subsequent Events

There were no material subsequent events occurring after June 30, 2016 requiring disclosure.

Note 20. Selected Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial information for the years ended June 30, 2016 and 2015. The results for any quarter are not necessarily indicative of future quarterly results and, accordingly, period to period comparisons should not be relied upon as an indication of future performance.

	For the Quarter Ended
	June 30,	March 31,	December 31,	September 30,
2016	(in thousands, except share and per share amounts)
Operating expenses	$(5,066)	$(5,940)	$(5,569)	$(5,595)
Net loss attributable to ordinary shareholders	$(3,969)	$(5,745)	$(5,691)	$(3,960)
Net loss per share attributable to common shareholders—basic and diluted	$(0.34)	$(0.50)	$(0.49)	$(0.35)

2015
Operating expenses	$(4,904)	$(5,109)	$(4,666)	$(5,357)
Net loss attributable to ordinary shareholders	$(4,479)	$(2,668)	$(2,413)	$(2,297)
Net loss per share attributable to common shareholders—basic and diluted	$(0.39)	$(0.36)	$(2.01)	$(2.13)

Exhibit Index

		Incorporated by Reference			Filed/Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Filing Date

3.1	Constitution of Nexvet Biopharma public limited company, as currently in effect.	14A	001-36365	10/19/15

4.1	Form of Share Certificate.	S-1	333-201309	1/26/15

4.2	Form of Warrant to Purchase Ordinary Shares.	S-1	333-201309	12/30/14

10.1†	Master Collaboration, Supply and Distribution Agreement, dated November 24, 2014, by and between Nexvet Ireland Limited and Virbac S.A.	S-1	333-201309	12/30/14

10.2†	Specific Distribution Agreement for ranevetmab Product, dated November 24, 2014, by and between Nexvet Ireland Limited and Virbac S.A.	S-1	333-201309	12/30/14

10.3+	Employment Agreement, dated December 22, 2014, by and between the Registrant and Mark Heffernan, Ph.D.	S-1	333-201309	12/30/14

10.4+	Employment Agreement, dated December 22, 2014, by and between the Registrant and David Gearing, Ph.D.	S-1	333-201309	12/30/14

10.5+	Employment Agreement, dated December 22, 2014, by and between the Registrant and Damian Lismore.	S-1	333-201309	12/30/14

10.6+	2013 Long Term Incentive Plan.	S-1	333-201309	12/30/14

10.7+	2015 Equity Incentive Plan, as amended.	10-K	001-36828	9/3/15

10.8	Form of Deed of Indemnity, Insurance and Access entered into or to be entered into by directors and officers.	S-1	333-201309	12/30/14

10.9	Registration Rights Agreement, dated January 22, 2015, by and between the Registrant and the parties listed on Schedule A thereto.	S-1	333-201309	1/26/15

10.10+	Employment Agreement, dated April 29, 2015, by and between the Registrant and Juergen Horn, Ph.D.	10-K	001-36828	09/3/15

21.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges and Preference Share Dividends.				X

23.1	Consent of PricewaterhouseCoopers, independent registered public accounting firm.				X

24.1	Power of Attorney (included in the signature page).				X

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a‑14(a)/15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a‑14(a)/15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension Schema Document.				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

+	Indicates management compensation plan
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended
*

This certification is deemed not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.