Form 10-Q
period 2016-09-30
Nexvet Biopharma plc
filed 2016-11-04
CIK 1618561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of October 31, 2016, the registrant had approximately 11,726,406 ordinary shares, nominal value $0.125, outstanding.

NEXVET BIOPHARMA PUBLIC LIMITED COMPANY

SPECIAL NOTE REGARDING FORWARD LOOKING StatementS

This Quarterly Report on Form 10‑Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward looking statements consist of all statements other than statements of historical fact, including statements regarding our future results of operations and financial position, ability to access financing on acceptable terms or at all, results of any current or future pivotal study, future expenditures relating to our lead product candidates, time for completion of any of our studies or facilities upgrades, ability to develop our pipeline of product candidates, business strategy, prospective products, ability to successfully manufacture our own product candidates, ability to meet conditions for the receipt of government grants, time for regulatory submissions or ability to qualify for conditional licensure or obtain product approvals, research and development costs, timing and likelihood of success, plans and objectives of management for future operations, and future results of current and anticipated products.  These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements.  The words “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “plan,” “potential,” “predict,” “project,” “position,” “seek,” “should,” “target,” “will,” “would,” or the negative of these terms or other similar expressions are intended to identify forward looking statements, although not all forward looking statements contain these identifying words.  These forward looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors.

Factors that could cause actual results to differ materially from our expectations expressed in this report include those summarized under Risk Factors elsewhere in this report or included in our annual report on Form 10-K filed with the SEC on September 2, 2016.  Given these risks and uncertainties, you should not place undue reliance on these forward looking statements.  Also, forward looking statements represent management’s beliefs and assumptions only as of the date of this report.  Except as required by law, we do not intend, and undertake no obligation, to revise or update these forward looking statements or to update the reasons actual results could differ materially from those anticipated in these forward looking statements, even if new information becomes available in the future.

Unless otherwise stated or the context otherwise indicates, references to “we,” “us,” “our,” “Nexvet,” “Nexvet Biopharma plc” or the “Company” refer to Nexvet Biopharma public limited company and its consolidated subsidiaries.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed consolidated Balance Sheets
(unaudited)

(in thousands, except share and per share amounts)

	September 30, 2016	June 30, 2016
Assets
Current assets
Cash	$24,550	$31,481
Other income receivable	2,638	2,201
Prepaid expenses and other	1,361	1,280
Total current assets	28,549	34,962
Noncurrent assets
Other income receivable	342	251
Prepaid expenses and other	119	129
Total noncurrent assets	461	380
Property, plant and equipment, net	5,341	4,908
Intangible assets, net	81	74
Total assets	$34,432	$40,324
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$1,466	$1,729
Accrued expenses and other liabilities	2,221	3,295
Deferred income	23	23
Total current liabilities	3,710	5,047
Noncurrent liabilities
Accrued expenses and other liabilities	91	104
Deferred income	32	37
Total noncurrent liabilities	123	141
Total liabilities	$3,833	$5,188
Commitments and contingencies (Note 12)
Shareholders’ equity
Ordinary shares, $0.125 nominal value per share, 100,000,000 shares authorized as of September 30 and June 30, 2016—11,726,406 and 11,565,133 shares issued and outstanding as of September 30 and June 30, 2016, respectively	$1,466	$1,446
Euro deferred shares, €100 nominal value per share, 400 shares authorized as of September 30 and June 30, 2016—400 shares issued and outstanding as of September 30 and June 30, 2016	13	13
Additional paid-in capital	82,499	82,030
Accumulated comprehensive loss	(5,264)	(5,333)
Accumulated deficit	(48,115)	(43,020)
Total shareholders’ equity	30,599	35,136
Total liabilities and shareholders’ equity	$34,432	$40,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,
	2016	2015
Revenue
Other	$—	$—
Total revenue	—	—
Operating Expenses
Research and development	3,466	3,725
General and administrative	2,233	1,870
Total operating expenses	5,699	5,595
Loss from operations	(5,699)	(5,595)
Other Income (Expense)
Research and development income	481	567
Government grant income	175	4
Exchange (loss) gain	(81)	1,027
Interest income	29	37
Net loss	$(5,095)	$(3,960)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.44)	$(0.35)
Weighted-average ordinary shares outstanding, basic and diluted	11,703,292	11,442,552
Comprehensive Loss
Net loss	$(5,095)	$(3,960)
Net gain (loss) in foreign currency translation adjustments	69	(1,441)
Total comprehensive loss	$(5,026)	$(5,401)

The accompanying notes are an integral part of these condensed consolidated financial statements.

condensed Consolidated Statements of Changes in Shareholders’ EQUITY

(unaudited)

(in thousands, except share and per share amounts)

	Ordinary Shares		Euro Deferred Shares		Additional Paid-in Capital		Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Share Premium	Other
Balance as of July 1, 2015	11,406,916	$1,426	400	$13	$78,210	$2,065	$(4,481)	$(23,655)	$53,578
Issuance of ordinary shares—conversion of share-based compensation	158,217	$20	—	$—	$1,182	$(1,182)	$—	$—	$20
Share-based compensation expense	—	—	—	—	—	1,755	—	—	1,755
Exchange difference on translation of foreign operations	—	—	—	—	—	—	(852)	—	(852)
Net loss	—	—	—	—	—	—	—	(19,365)	(19,365)
Balance as of June 30, 2016	11,565,133	$1,446	400	$13	$79,392	$2,638	$(5,333)	$(43,020)	$35,136
Issuance of ordinary shares—conversion of share-based compensation	141,273	$17	—	$—	$800	$(800)	$—	$—	$17
Issuance of ordinary shares	20,000	$3	—	—	$69	—	—	—	$72
Share-based compensation expense	—	—	—	—	—	400	—	—	400
Exchange difference on translation of foreign operations	—	—	—	—	—	—	69	—	69
Net loss	—	—	—	—	—	—	—	(5,095)	(5,095)
Balance as of September 30, 2016	11,726,406	$1,466	400	$13	$80,261	$2,238	$(5,264)	$(48,115)	$30,599

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED ConsolidaTed Statements of Cash Flows

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities
Net loss	$(5,095)	$(3,960)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation expense	469	460
Depreciation and amortization expense	196	129
Changes in assets and liabilities:
Other income receivable	(528)	2,421
Prepaid expenses and other	(71)	(719)
Accounts payable, accrued expenses, other liabilities and deferred income	(1,355)	696
Net cash used in operating activities	(6,384)	(973)
Cash Flows from Investing Activities
Purchase of property, plant and equipment and intangible assets	(553)	(2,029)
Net cash used in investing activities	(553)	(2,029)
Cash Flows from Financing Activities
Proceeds from issuance of ordinary shares	20	6
Net cash provided by financing activities	20	6
Effect of exchange rate changes on cash	(14)	(1,377)
Net decrease in cash	(6,931)	(4,373)
Cash at beginning of period	31,481	52,033
Cash at end of period	$24,550	$47,660

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

mAbs are targeted antibodies produced by identical or clonal cells that are engineered to produce a specific mAb and they are a prominent class of therapeutic biologics in humans. Nexvet’s most advanced product candidates are mAbs that target and inhibit the function of nerve growth factor (“NGF”) for the control of pain associated with osteoarthritis in dogs and cats.  NGF is a protein that directs nerve growth and is involved in nerve signaling, including pain signals, and NGF inhibitors (“anti-NGFs”) seek to interrupt those signals to reduce pain.  The Company’s anti-NGF portfolio consists of ranevetmab (formerly “NV-01”) for dogs, frunevetmab (formerly “NV-02”) for cats, both in late-stage clinical development as monthly subcutaneous injectables, as well as NV-03 for horses which has completed initial proof-of-concept studies.

Nexvet’s most clinically advanced product candidate is ranevetmab. The Company’s pivotal efficacy and field safety study of ranevetmab met its primary efficacy endpoint, demonstrating a statistically significant improvement over placebo in the assessed level of pain (p=0.041) as measured using changes in Client-Specific Outcome Measures (“CSOM”) score between enrollment and day 28.  This study’s design was agreed under protocol concurrence with the Center for Veterinary Medicine (“CVM”) at the United States Food and Drug Administration (“FDA”).  Ranevetmab was found to be safe and well tolerated with no significant adverse safety signals observed in the study.  Clinically meaningful magnitudes of benefit and statistically significant differences over placebo were also achieved for the majority of the secondary endpoints measured in the study, which used a monthly subcutaneous injection for three months.  Collectively, the results of this study constitute a substantial body of efficacy data that the Company has filed with the CVM and intends to use as the basis of its planned submissions for marketing authorizations in both the United States (“U.S.”) and Europe. The Company has a master collaboration, supply and distribution agreement, and a specific distribution agreement for ranevetmab, with Virbac S.A. (“Virbac”), one of the larger animal health companies in the world.

Nexvet’s next most advanced product candidate is frunevetmab.  The Company obtained positive and statistically significant results from a proof-of-concept efficacy study and a separate pilot safety study of frunevetmab.  The Company also obtained positive results from a placebo-controlled, double-blinded, multi-site pilot field safety and efficacy study, which enrolled 126 cats with naturally occurring osteoarthritis. In terms of efficacy, a wide range of statistically significant improvements over placebo at multiple time points, using multiple assessment methods, were seen in this study, which used a monthly dose for two months. Frunevetmab was also found to be safe and well-tolerated in this study, with no significant adverse safety signals observed. Results from this study have informed preparations for a pivotal field efficacy and safety study anticipated to commence in the fourth quarter of 2016, as well as a pivotal target animal safety study which has now commenced. The Company has obtained protocol concurrence from the CVM for both pivotal studies of frunevetmab.

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

In the U.S. the CVM and Center for Veterinary Biologics (“CVB”) at the United States Department of Agriculture (“USDA”) and Environmental Protection Agency (“EPA”), regulate new animal drug candidates. The USDA has confirmed its regulatory jurisdiction over anti-PD-1 mAbs, providing the opportunity for a conditional license.  Conditional licensure allows a company to start selling a product on a comparatively rapid basis, under certain conditions, after a demonstration of purity and safety and if there is a reasonable expectation of efficacy for the product. While a conditional licensure is in place, the license holder must continue to generate efficacy data in order to apply for a full approval. The Company has commenced pharmacokinetic, immunogenicity and preliminary safety proof‑of‑concept studies for its anti-PD-1 program.

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

In September 2015, the Company secured a biopharmaceutical manufacturing facility in Tullamore, Ireland.  The facility has been reconfigured to be a dedicated veterinary biopharmaceutical facility with the capability to meet anticipated future clinical and commercial production needs for therapeutic drug substance. The facility is operated by a wholly-owned subsidiary of Nexvet, BioNua Limited (“BioNua”).

Since the Company’s initial public offering, it has focused on clinical development of its most advanced candidates and securing infrastructure to become a vertically integrated veterinary biopharmaceutical company.  The Company is building a pipeline of development candidates derived from PETization in therapeutic areas where human mAbs have had significant impact.

The Company has incurred losses since its inception and had an accumulated deficit of $48.1 million and $43.0 million as of September 30, 2016 and June 30, 2016, respectively.  For the foreseeable future, the Company expects to continue to incur losses and negative cash flows, which will increase significantly from historical levels as the Company expands its development activities, seeks regulatory approvals for product candidates and begins to commercialize any approved products.  To date, the Company has been funded primarily through sales of capital shares.  Management believes the Company’s unrestricted cash of $24.6 million as of September 30, 2016 will be sufficient to fund operations for at least the next 12 months.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying interim condensed consolidated financial statements of the Company include the operations of all its wholly‑owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  Such operations include the Company and its subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.  The Company’s fiscal year ends on June 30, and references to any fiscal year are to the Company’s year ended June 30 in that year.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements and related disclosures as of September 30, 2016 and for the three months ended September 30, 2016 and 2015 are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2016 and the results of its operations, comprehensive loss and cash flows for the three months ended September 30, 2016 and 2015. The financial data and other information disclosed in these notes related to the three months ended September 30, 2016 and 2015 are unaudited. The results for the three months ended September 30, 2016 and 2015 are not necessarily indicative of results to be expected for a full year, any other interim periods or any future year or period.

These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as of, and for the year ended June 30, 2016 included in the Company’s annual report on Form 10‑K filed with the SEC on September 2, 2016. The condensed consolidated balance sheet data as of June 30, 2016 was derived from audited consolidated financial statements.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period.  Significant items subject to such estimates and assumptions include research and development income, research and development accruals, government grant income, share-based payments, valuation of ordinary share options and restricted share units and deferred income taxes.  Actual results could differ from those estimates.

Net Loss Per Share

Net loss per share information is determined using the two-class method, which includes the weighted-average number of ordinary shares outstanding during the period and other securities that participate in dividends (a participating security). The Company’s convertible preference shares are participating securities as defined by Accounting Standards Codification (“ASC”) Topic 260-10, Earnings Per Share. Net loss per share disclosures have been revised to give effect to share consolidations that took place in the reporting period.

Under the two-class method, basic net loss per share applicable to ordinary shareholders is computed by dividing the net loss applicable to ordinary shareholders by the weighted-average number of ordinary shares outstanding for the reporting period.

Diluted net loss per share gives effect to all potentially dilutive securities, including convertible preference shares and shares issuable upon the exercise or conversion, as applicable, of outstanding warrants, ordinary share options and restricted share units, using the treasury shares method.  The Company has excluded the effects of all potentially dilutive shares, which include warrants to purchase ordinary shares, ordinary share options and restricted share units from the weighted-average number of ordinary shares outstanding as their inclusion in the computation for all periods would be anti-dilutive due to net losses.

Cash

As of September 30, 2016 and June 30, 2016, the Company’s unrestricted cash consisted of cash deposited in a business operating account or in short-term deposit accounts of less than 90 days’ original duration.

Concentration of Credit Risk and Other Risks and Uncertainties

The Company receives research and development income and grants from two sources, the Australian government and the Irish government.

The Company’s cash is deposited with several large commercial banks located in the U.S., Australia and Ireland, limiting the amount of credit exposure to any one financial institution.  The deposits with the financial institutions are federally insured or guaranteed, however, the Company’s cash balances with these financial institutions often exceed the amount insured.

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

Research and Development Income

Australia

Nexvet Australia is eligible under the AusIndustry research and development incentive program to obtain a cash amount from the Australian Taxation Office (“ATO”).  The incentive is available to Nexvet Australia on the basis of specific criteria with which Nexvet Australia must comply.  Specifically, Nexvet Australia must have revenue of less than A$20 million and cannot be controlled by income tax exempt entities.

Ireland

Nexvet Ireland and BioNua are both eligible under the Research and Development Tax Credit (“R&D Tax Credit”) Guidelines of Ireland to claim a tax credit, up to 25% of eligible research and development expenditure less expenditure already covered by the Industrial Development Agency (Ireland) (“IDA”) grant assistance.  The tax credit is normally offset against corporation tax payable in Ireland.  For companies at the same stage of development as Nexvet Ireland and BioNua, there is the ability to elect to receive the tax credit as a cash payment in three equal amounts, approximately 9, 21 and 33 months after the relevant fiscal year end, subject to meeting certain qualifying subject criteria.  In this later situation, the relevant company will recognize the cash receivable as other income.

Government Grant Income

BioNua is eligible under an agreement with the IDA to receive cash as grant income based on a fixed percentage of eligible research and development expenditure in Ireland on a defined project, which includes the achievement of pre-agreed performance targets.  Government grants are recognized at their fair value when there is reasonable assurance that the grant will be received and it is probable that all attaching conditions will be complied with.

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

Impairment of Long-Lived Assets

The Company reviews its tangible and intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to the estimated undiscounted cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge will be recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairments of long-lived assets during the three months ended September 30, 2016 or 2015.

Consumable Stores

Consumable stores represent items that are used in the manufacturing process of clinical or commercial batches of our product candidates.  As these items have alternative future uses in other development projects, consumables are recorded in prepaid and other assets and are subsequently expensed as consumed. Consumable stores are recorded at the lower of cost and net realizable value.

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

Other Income (Expense)

Research and Development Income

Australia

Nexvet Australia is eligible under the AusIndustry research and development incentive program to obtain a cash amount from the ATO.  The incentive is available to Nexvet Australia on the basis of specific criteria with which Nexvet Australia must comply.  Although the incentive is administered through the ATO, the Company has accounted for the incentive outside the scope of ASC Topic 740, Income Taxes, as an income tax benefit since Nexvet Australia meets the applicable requirements to participate in the program and the incentive is not linked to Nexvet Australia’s income tax liability and can be realized regardless of whether Nexvet Australia has generated taxable income.  Research and development income is recognized when eligible research and development activities have been undertaken and the Company has completed its assessment of whether such activities meet the relevant qualifying criteria.

Ireland

Nexvet Ireland and BioNua are both eligible under the R&D Tax Credit Guidelines of Ireland to claim a tax credit, up to 25% of eligible research and development expenditure less expenditure already covered by the IDA grant assistance.  The tax credit is normally offset against corporation tax payable in Ireland.  For companies at the same stage of development as Nexvet Ireland and BioNua, there may be the ability to elect to receive the tax credit as a cash payment in three equal amounts, approximately 9, 21 and 33 months after the relevant fiscal year end, subject to meeting certain qualifying subject criteria.  In this later situation the relevant company will recognize the cash receivable as other income.

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

Share-Based Compensation

The Company’s share-based compensation plan (see Note 10) provides for the grant of ordinary share options, restricted share units and other share-based awards.  The fair value of share options is determined as of the date of grant using the binomial option-pricing model.  This method incorporates the fair value of the Company’s ordinary shares on the date of each grant and various assumptions such as the risk-free interest rate, actual volatility or expected volatility based on the historic volatility of peer companies, expected dividend yield, and expected term of the share option.  Restricted share units are valued at the fair value of the underlying ordinary shares as of the date of grant. The Company classifies share-based compensation expense in the statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified.

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

Total assets, property and equipment, net and total property and equipment additions by geography, reconciled to the consolidated amounts, were as follows as of the dates indicated:

	September 30,	June 30,
	2016	2016
United States	(in thousands)
Total assets	$24,305	$30,809
Property and equipment, net	7	8
Total property and equipment additions	-	7
Australia
Total assets	$3,926	$3,404
Property and equipment, net	1,210	1,186
Total property and equipment additions	20	975
Ireland
Total assets	$6,201	$6,111
Property and equipment, net	4,124	3,714
Total property and equipment additions	523	3,945
Consolidated
Total assets	$34,432	$40,324
Property and equipment, net	5,341	4,908
Total property and equipment additions	543	4,927

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This guidance also requires an entity to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  Qualitative and quantitative information is required about:

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

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) Identifying Performance Obligations and Licensing. The guidance clarifies that an entity should recognize revenue to depict the transfer of promised goods or services to customers that reflects the consideration and revenue to which the entity expects to be entitled in exchange for those goods, services or performance obligations.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326). This guidance requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis. The statement of operations reflects the measurement of credit losses for newly recognized financial assets, as well as the expected credit losses during the period. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. ASU 2016-13 will become effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated results of operations, financial position or cash flows

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments.  This guidance relates to eight specific cash flow issues and their appropriate disclosure and classifications.  The eight specific cash flow issues are: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle.  This guidance will become effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

3. Other Income Receivable

Other income receivable consisted of the following as of the dates indicated:

	September 30,	June 30,
	2016	2016
Current	(in thousands)
Research and development income	$2,176	$1,809
Government grant receivable	356	374
Other	106	18
Other income receivable	$2,638	$2,201

Noncurrent
Research and development income	$342	$251
Other income receivable	$342	$251

4. Prepaid Expenses and Other

Prepaid expense and other consisted of the following as of the dated indicated:

	September 30,	June 30,
	2016	2016
Current	(in thousands)
Prepaid expenses	$303	$398
Consumable stores	465	484
Other	593	398
Prepaid expenses and other	$1,361	$1,280

Noncurrent
Prepaid expenses	$119	$129
Prepaid expenses and other	$119	$129

At September 30, 2016 and June 30, 2016, restricted cash was $0.1 million and $0.1 million, respectively, and is included in prepaid expenses.  The restricted cash balance is related to a collateral arrangement with a financial institution that requires the Company to maintain a minimum collateral balance of $50,000 in order to access credit card facilities.

5. Property, Plant and Equipment

Property, plant and equipment, consisted of the following as of the dates indicated:

	Computer Equipment	Research and Development Equipment	Office Equipment	Plant and Equipment	Leasehold Improvements	Total
	(in thousands)
Opening balance July 1, 2015	$56	$334	$62	$—	$97	$549
Additions	$127	$2,780	$54	$965	$1,001	$4,927
Disposals	—	(7)	—	—	—	(7)
Depreciation	(41)	(289)	(17)	(77)	(83)	(507)
Exchange rate adjustment	(2)	(9)	(1)	(31)	(11)	(54)
Closing balance June 30, 2016	$140	$2,809	$98	$857	$1,004	$4,908
Additions	$24	$458	$—	$4	$57	$543
Disposals	—	—	—	—	—	—
Depreciation	(15)	(107)	(6)	(30)	(33)	(191)
Exchange rate adjustment	3	51	2	11	14	81
Closing balance September 30, 2016	$152	$3,211	$94	$842	$1,042	$5,341

In September 2015, the Company acquired certain manufacturing assets in Ireland as set out below. This was not a business combination under Topic 805.

Assets Acquired and Consideration
(in thousands)
Assets acquired
Research & development equipment	$380
Plant & equipment	934
Leasehold improvements	663
Total assets acquired	$1,977
Consideration
Cash paid	$1,887
Retention amount initially withheld, now paid	90
Total consideration	$1,977

6. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following as of the dates indicated:

	September 30,	June 30,
	2016	2016
Current	(in thousands)
Payroll and related expenses	$928	$1,883
Professional fees	556	297
Research and development costs	737	1,115
Accrued expenses and other liabilities	$2,221	$3,295

Noncurrent
Payroll and related expenses	$82	$97
Other	9	7
Accrued expenses and other liabilities	$91	$104

7. Ordinary Shares

As of September 30, 2016 and June 30, 2016, there were 11,726,406 and 11,565,133 ordinary shares outstanding, respectively.

8. Fair Value Measurement

Assets and liabilities carried at fair value on a recurring basis as of September 30, 2016 and June 30, 2016, including financial instruments, which the Company accounts for under the fair value option, are summarized in the following tables.

September 30, 2016	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
	(in thousands)
Assets
Cash	$24,550	$—	$—	$24,550

June 30, 2016	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
		(in thousands)
Assets
Cash	$31,481	$—	$—	$31,481

There were no transfers between the levels within the reporting periods.

9. Net Loss Per Share

The calculation of net loss per participating securities (“EPS”) for the three months ended September 30, 2016 and 2015 is presented below.

	Three Months Ended September 30,
	2016	2015
	(in thousands, except share and per share amounts)
Net loss	$(5,095)	$(3,960)
Weighted-average ordinary shares issued and outstanding—basic and diluted	11,703,292	11,442,552
Net loss per ordinary share—basic and diluted	$(0.44)	$(0.35)

The following ordinary share equivalents were excluded from the calculation of diluted net loss per share for the periods ended on the dates indicated because including them would have an anti-dilutive effect:

	Three Months Ended September 30,
	2016	2015

Share-based awards	1,447,733	1,150,632
Warrants	1,766,998	1,766,998
Total	3,214,731	2,917,630

10. Share-Based Awards

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

2013 Long Term Incentive Plan

In September 2013, the Company’s board of directors approved a long-term incentive plan for its employees (including executive officers), directors and consultants pursuant to which in November 2013 the Company issued share options to purchase 215,799 ordinary shares and restricted share units to acquire 29,214 ordinary shares to employees, directors and consultants.  The underlying ordinary shares had a fair value of $5.15 per share, but the awards had an exercise or conversion price, as applicable, of zero, as permitted under Australian law. Because Irish law requires the payment to an issuer of at least the nominal value of shares in order to acquire such shares from the issuer, any options or restricted share units with a zero exercise or conversion price became exercisable or convertible, as applicable, at the nominal value per ordinary share in August 2014.  This nominal value became $0.10 per ordinary share in September 2014 and was revised to $0.125 per ordinary share in connection with the four-for-five share consolidation in November 2014.  In September 2014, the Company also issued share options to purchase 16,800 ordinary shares and restricted share units to acquire 21,240 ordinary shares to employees, directors and consultants.  The underlying ordinary shares had a fair value of $6.35 per ordinary share, but the awards had an exercise or conversion price of the nominal value of $0.10 per ordinary share, which nominal value became $0.125 per ordinary share in connection with the four-for-five share consolidation in November 2014. Except for share options and restricted share units held by directors (which vested either beginning in September 2014 and quarterly thereafter or in November 2014), share options and restricted share units held by employees and consultants vest in three equal tranches in November 2014, November 2015 and November 2016.  The Company revised this plan in September 2014 and refers to this plan as its “2013 Plan.”

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

The ordinary shares available under the 2015 Plan will not be reduced by awards settled in cash, but will be reduced by ordinary shares withheld to satisfy tax withholding obligations with respect to ordinary share options (but not other types of awards).  The gross number of ordinary shares issued upon the exercise of options exercised by means of a net exercise or by tender of previously-owned ordinary shares will be deducted from the ordinary shares available under the 2015 Plan.  Notwithstanding the foregoing, and subject to adjustment as described below, the maximum aggregate number of ordinary shares that may be subject to issuance at any given time in connection with outstanding awards under the 2015 Plan may not exceed a number equal to ten percent of the Company’s total issued and outstanding ordinary shares (calculated on a non-diluted basis).

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

In September 2015, the Company offered employees and directors restricted share units to acquire 298,834 ordinary shares, of which 296,059 were accepted, with grant date fair values of $4.26‑$4.27.  The restricted share units have a conversion price of $0.125 per ordinary share. The restricted shares units granted to employees vest annually over four years commencing on July 1, 2016.  The restricted share units granted to directors vested on July 1, 2016.

In November 2015, the Company awarded a new employee restricted share units to acquire 2,000 ordinary shares with a grant date fair value of $4.76.  The restricted share units have a conversion price of $0.125 per ordinary share.  The restricted share units vested on September 21, 2016.

In September 2016, the Company awarded a director bonus share award to purchase 20,000 ordinary shares subject to the payment of $0.125 per ordinary share.  The underlying ordinary share had a grant date fair value of $3.60 per ordinary share.

In September 2016, the Company awarded employees and directors restricted share units to acquire 547,842 ordinary shares, with a grant date fair value of $3.48.  The restricted share units have a conversion price of $0.125 per ordinary share.  The restricted share units granted to employees vest annually over four years commencing on July 1, 2017 for Australian and U.S. based employees and September 1, 2017 for Irish based employees.  The restricted share units granted to directors vest on July 1, 2017.

11. Valuation of Share Awards

Prior to February 2015

The fair value of each share option is estimated on the date of grant using the binomial option-pricing model. The Company was a private company until February 2015 and lacked company-specific historical and implied volatility information. Therefore, the Company estimated its expected share volatility based on the historical volatility of its publicly traded peer companies until such time as it had adequate historical data regarding the volatility of its own traded share price. The expected term of the Company’s share options was determined utilizing the “simplified” method as the Company had insufficient historical experience for share options overall, rendering existing historical experience irrelevant to expectations for current grants. The risk-free interest rate was determined by reference to the appropriate reserve bank yield in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield was based on the fact that the Company had never paid cash dividends and did not expect to pay any cash dividends in the foreseeable future. The fair value of the underlying ordinary shares considered the price per share paid by investors in the Company’s private financings, including the Series B Preference Shares in May 2014.

Post February 2015

Since completion of the Company’s initial public offering, the fair value of the ordinary shares underlying share-based awards has been based on the price per share quoted on the NASDAQ Global Market on the date of grant.

Fair Value and Activity

The fair value of the share options awards was estimated using the following assumptions:

	Three Months Ended September 30, 2016	Year Ended June 30, 2016
Risk free interest rate	n/a	1.7%
Expected term (in years)	n/a	1 - 4 years
Expected volatility	n/a	75%
Forfeiture rate	n/a	7.5%
Expected dividend yield	n/a	zero

The following table summarizes share option activity for fiscal year 2016 and the three months ended September 30, 2016:

	Shares Issuable Under Options	Weighted- Average Exercise Price
Outstanding as of July 1, 2015	776,631	$8.18
Granted	60,000	5.10
Exercised	(126,017)	0.125
Expired or forfeited	—	—
Outstanding as of June 30, 2016	710,614	$9.35
Granted	—	$-
Exercised (1)	(32,572)	0.125
Expired or forfeited	—	—
Outstanding as of September 30, 2016 (1)	678,042	$9.79

Options vested and expected to vest, as of June 30, 2016	371,812	$10.08
Options vested and expected to vest, as of September 30, 2016	393,662	$10.24
(1)	The average intrinsic value of options exercised during the period ended, and outstanding as of September 30, 2016 were $4.66 and $0.67, respectively.

In addition to the share options described above, the Company has granted restricted share units to its directors, employees and consultants. Restricted share units are valued at the fair value of the underlying ordinary shares as of the date of grant. The ordinary shares subject to the restricted share units are generally issued when they vest.  The table below presents the Company’s restricted share unit activity for fiscal year 2016 and the three months ended September 30, 2016:

 Restricted Share Units

	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of July 1, 2015	57,672	$7.48
Granted	306,560	4.28
Converted	(32,200)	7.72
Forfeited	(1,482)	—
Outstanding as of June 30, 2016	330,550	$4.50
Granted	547,842	$3.48
Converted (1)	(108,701)	4.82
Forfeited	—	—
Outstanding as of September 30, 2016 (1)	769,691	$3.77

Converted and expected to convert, as of June 30, 2016	—	$—
Converted and expected to convert, as of September 30, 2016	—	$—
(1)	The average intrinsic value of restricted share units converted during the period ended, and outstanding as of September 30, 2016 were $4.67 and $4.03, respectively.

Share-Based Compensation

The Company recognizes share-based compensation expense for only the portion of awards that are expected to vest. In developing a forfeiture rate estimate, the Company has considered its historical experience to estimate pre-vesting forfeitures for service-based awards. The impact of a forfeiture rate adjustment will be recognized in full in the period of adjustment, and if the actual forfeiture rate is materially different from the Company’s estimate, the Company may be required to record adjustments to share-based compensation expense in future periods.  The weighted-average remaining contract life on all outstanding share options and restricted share units as of September 30, 2016 was 4.56 years and 3.15 years, respectively.

The Company recorded share-based compensation expense related to share options and restricted share units for the three months ended September 30, 2016 and 2015 as follows:

	Three Months Ended September 30,
	2016	2015
	(in thousands)
Research and development	$167	$209
General and administrative	302	251
Total	$469	$460

The Company had an aggregate of $4.3 million and $2.9 million of unrecognized share-based compensation expense for share awards outstanding as of September 30, 2016 and June 30, 2016, respectively, which is expected to be recognized over an estimated period of 4.4 years and 4.0 years, respectively.

12. Commitments and Contingencies

Indemnities and Guarantees

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. The Company indemnifies its directors and officers to the extent permitted under the Company’s Constitution and the Irish Companies Act 2014 and provides expense advancement for its directors and executive officers for certain expenses, including attorneys’ fees, judgements, fines, and settlements amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of the Company’s directors or executive officers.  The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. These indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying balance sheets.

Operating Leases and Purchase Obligations

Commitments consisted of the following as of September 30, 2016:

	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
September 30, 2016	(in thousands)
Operating leases	$1,301	$198	$366	$247	$490
Purchase obligations	674	674	—	—	—
Total	$1,975	$872	$366	$247	$490

 Operating Leases

The Company entered into a lease for its office in Melbourne, Australia commencing December 2013 for a period of five years. As of September 30, 2016 and June 30, 2016 commitments totaled $0.2 million and $0.2 million, respectively.  Rent expense was $49,000 and $0.2 million for the three months ended September 30, 2016 and fiscal year 2016, respectively. Included in rent expense is a build-out incentive of $6,000 and $26,000 for the three months ended September 30, 2016 and fiscal year 2016, respectively. A portion of the incentive paid by the landlord is to be repaid by the Company if the lease is terminated early, determined by the unexpired term of the lease over the original 60‑month lease term.

The Company entered into a lease for a facility in Tullamore, Ireland commencing September 2015 for a period of 10 years, with an option to purchase the building. As of September 30, 2016, commitments on this lease totaled $1.1 million.

The Company occupies research facilities in Australia and expects to enter a lease agreement in the near future. If this agreement were in place at September 30, 2016, the operating leases would increase by a total of $0.2 million, with $0.1 million less than 1 year and $0.1 million between 1 and 3 years.

Purchase Obligations

In connection with the development of biologics, the Company had open contracts with suppliers for goods and services of $0.7 million and $0.5 million as of September 30, 2016 and June 30, 2016, respectively.

Other

BioNua is eligible under an agreement with the IDA to receive cash as grant income.  BioNua may not, without the prior written consent of the IDA, assign, dispose, mortgage or change any assets which have been funded by the IDA.  The IDA may revoke or reduce the grant if there is a serious breach of the agreement or if the Company enters a form of administration, transfers any intellectual property developed under the grant outside Ireland or disposes of BioNua. The IDA may require the Company to repay grant income paid previously to the Company if the Company commits a serious breach of the agreement.

13. Related Party Transaction

Ridge Biotechnology Consulting, LLC is owned and operated by Dr. Robert Gearing, the brother of David Gearing, a co-founder of the Company and its Chief Scientific Officer. In October 2010, the Company entered into a consulting agreement with Ridge Biotechnology Consulting, LLC for the provision of services to the Company. The agreement was superseded by agreements entered into in April 2011 and April 2012, and a new consulting agreement with Ridge Biotechnology Consulting, LLC was entered into in January 2014 and this agreement ended on March 21, 2016.  The Company recorded expenses of $nil and $39,000 for the three months ended September 30, 2016 and 2015, respectively, related to these agreements. As of September 30, 2016 and June 30, 2016, there was $nil and $nil payable to Ridge Biotechnology Consulting, LLC, respectively.

Dr. Andrew Gearing is a former director, a co-founder of the Company and a brother of David Gearing, a co-founder of the Company and its Chief Scientific Officer.  Dr. Andrew Gearing serves on the board of directors of Biocomm Square Pty Ltd. In August 2010 and August 2013, the Company entered into consulting agreements with Biocomm Square Pty Ltd for research and development support services.  These agreements were superseded by a new consulting agreement in December 2013, which was amended in April 2014 and in August 2015. In addition, the Company entered into an agreement with Biocomm Square Pty Ltd in November 2011 for assistance in obtaining partnering arrangements with Japanese entities.  This agreement was amended and terminated in August 2015. The Company recorded expenses of $15,000 and $77,000 for the three months ended September 30, 2016 and 2015, respectively, related to these agreements. As of September 30, 2016 and June 30, 2016, there was $nil and $12,000 payable to Biocomm Square Pty Ltd, respectively.

14. Subsequent Events

In October 2016, the Company received $1.62 million in cash under the Australian Government’s AusIndustry research and development incentive program.  Apart from the foregoing, there were no other material subsequent events occurring after September 30, 2016 requiring disclosure.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10‑Q. The information contained in this discussion and analysis and set forth elsewhere in this report includes forward looking statements that involve risks and uncertainties.  As a result of many factors, including those factors set forth in the section of this report titled “Risk Factors” or included in our annual report on Form 10-K filed with the SEC on September 2, 2016, our actual results could differ materially from the results described in or implied by the forward looking statements.

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

mAbs are targeted antibodies produced by identical or clonal cells that are engineered to produce a specific mAb and they are a prominent class of therapeutic biologics in humans. Our most advanced product candidates are mAbs that target and inhibit the function of nerve growth factor (“NGF”) for the control of pain associated with osteoarthritis in dogs and cats.  NGF is a protein that directs nerve growth and is involved in nerve signaling, including pain signals, and NGF inhibitors (“anti-NGFs”) seek to interrupt those signals to reduce pain.  Our anti-NGF portfolio consists of ranevetmab (formerly “NV-01”) for dogs, frunevetmab (formerly “NV-02”) for cats, both in late-stage clinical development as monthly subcutaneous injectables, as well as NV-03 for horses which has completed initial proof-of-concept studies.

Our most clinically advanced product candidate in ranevetmab. Our pivotal efficacy and field study of ranevetmab met its primary efficacy endpoint demonstrating a statistically significant improvement over placebo in the assessed level of pain (p=0.041) as measured using changes in CSOM score between enrollment and day 28.  This study’s design was agreed under protocol concurrence with the CVM at the FDA.  Ranevetmab was found to be safe and well tolerated with no significant adverse safety signals observed in the study.  Clinically meaningful magnitudes of benefit and statistically significant differences over placebo were also achieved for the majority of the secondary endpoints measured in the study, which used a monthly subcutaneous injection for three months.  Collectively, the results of this study constitute a substantial body of efficacy data that we have filed with the CVM and intend to use as the basis of our planned submissions for marketing authorizations in both the U.S. and Europe. We have a master collaboration, supply and distribution agreement, and a specific distribution agreement for ranevetmab, with Virbac, one of the larger animal health companies in the world.

Our next most advanced product candidate, frunevetmab, is an anti-NGF mAb for the control of pain associated with osteoarthritis in cats.  We have obtained positive and statistically significant results from a proof-of-concept efficacy study and a separate pilot safety study of frunevetmab.  We have also obtained positive results from a placebo-controlled, double-blinded, multi-site pilot field safety and efficacy study, which enrolled 126 cats with naturally occurring osteoarthritis. In terms of efficacy, a wide range of statistically significant improvements over placebo at multiple time points, using multiple assessment methods, were seen in this study, which used a monthly dose for two months. Frunevetmab was also found to be safe and well-tolerated in this study, with no significant adverse safety signals detected. Results from this study have informed preparations for a pivotal field efficacy and safety study anticipated to commence in the fourth quarter of 2016, as well as a pivotal target animal safety study which has now commenced. We have obtained protocol concurrence from the CVM for both pivotal studies of frunevetmab.

We also conduct drug discovery in the areas of immuno-oncology, inflammation and allergy. In July 2015, we entered a research and development collaboration with Zenoaq, a leading animal health company based in Japan, which involves applying PETization to convert mAb candidates identified by Zenoaq into 100% species-specific candidates in the areas of immuno-oncology, inflammation and allergy.  This collaboration has yielded fully caninized, mAbs that bind to the immuno-oncology target known as programmed cell death protein 1 (“PD-1”).  PD-1 is the target of approved human therapies, including pembrolizumab (Keytruda) and nivolumab (Opdivo) which have demonstrated efficacy against multiple tumor types.

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

We have incurred losses since our inception and had an accumulated deficit of $48.1 million and $43.0 million as of September 30, 2016 and June 30, 2016, respectively.  For the foreseeable future, we expect to continue to incur losses and negative cash flows, which will increase significantly from historical levels as we expand our development activities, seek regulatory approvals for our product candidates and begin to commercialize any approved products.  To date, we have been funded primarily through sales of capital shares.  Management believes our unrestricted cash of $24.6 million as of September 30, will be sufficient to fund our operations for at least the next 12 months.

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

Research and Development Expense

Research and development costs are expensed as incurred and consist primarily of (i) payroll and related expense for all employees engaged in scientific research and development functions, including wages, related benefits and share-based compensation, (ii) fees for regulatory, professional and other consultants and (iii) development costs, including costs of drug discovery, safety, proof‑of‑concept , pilot and pivotal safety and efficacy studies, development of biological materials, and service providers. We use our employee and infrastructure resources across multiple development programs.  We allocate outsourced development costs by lead product candidates, but we do not allocate personnel or other internal costs related to development to specific product candidates.

We expect research and development expense to remain near current levels for the foreseeable future. We expect future research and development costs associated with ranevetmab to be approximately $4.6 million over the next three years.  This includes $0.8 million for the costs of pivotal safety studies and $3.8 million for chemistry, manufacturing and controls (“CMC”) studies, stability studies and regulatory compliance and other miscellaneous costs.  Assuming development costs similar to those anticipated for ranevetmab, we estimate research and development expense for the development of frunevetmab to be approximately $4.9 million over the next three years.

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

General and Administrative Expense

General and administrative expense consists primarily of non-research and development-related payroll and related expense for employees, consultants and directors, including wages, related benefits and share-based compensation.  General and administrative expense also includes professional and consulting fees for legal, accounting, tax services and other general business services, as well other expenses such as travel, rent and facilities costs.  We expect general and administrative expense to increase as we operate as a public company, pursue our patent rights and solidify our freedom to operate, continue to build our corporate infrastructure globally and prepare to commercialize and market our products.

Other Income (Expense)

Research and Development Income

Australia

We are eligible under the AusIndustry research and development incentive program to obtain a cash amount from the ATO.  The incentive is available to us on the basis of specific criteria with which we must comply.  Although the incentive is administered through the ATO, we have accounted for the incentive outside the scope of Accounting Standards Codification, Topic 740, Income Taxes, as an income tax benefit since we meet the applicable requirements to participate in the program and the incentive is not linked to our income tax liability and can be realized regardless of whether we have generated taxable income.  Research and development income is recognized when eligible research and development activities have been undertaken and we have completed our assessment of whether such activities meet the relevant qualifying criteria.  We intend to continue conducting research and development in Australia, and we therefore expect to remain eligible for this incentive.

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

Exchange (Loss) Gain

Exchange (loss) gain consists primarily of losses or gains due to foreign exchange translation, primarily reflecting changes in Australian and U.S. foreign exchange rates. Under accounting principles generally accepted in the United States, or U.S. GAAP, these items also relate to a translation of U.S. dollar-denominated bank accounts into Nexvet Australia’s Australian dollar functional currency and represent a non-cash item.

Interest Income

We earn interest on the cash balances held with financial institutions and recognize interest when earned on an accrual basis over time.

Results of Operations

Results of operations for the three months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,
	2016	2015
	(in thousands)
Revenue
Other	$—	$—
Total revenue	—	—
Operating expenses
Research and development	3,466	3,725
General and administrative	2,233	1,870
Total operating expenses	5,699	5,595
Loss from operations	(5,699)	(5,595)
Other income and expense
Research and development income	481	567
Government grant income	175	4
Exchange (loss) gain	(81)	1,027
Interest income	29	37
Net loss	$(5,095)	$(3,960)

Foreign Currency

Our reporting currency is U.S. dollars, and the functional currency for most subsidiaries is their local currency.  Foreign currency transactions are translated into the functional currency using the current exchange rate as of the date of the transaction.  At period-end, monetary items denominated in a foreign currency are translated into the functional currency of the relevant entity using the period‑end spot rate.  The exchange gain of $1.0 million, for the three months ended September 30, 2015, and an exchange loss of $0.1 million, for the three months ended September 30, 2016, primarily related to the translation of Nexvet Australia’s U.S. dollar-denominated bank accounts to its Australian dollar functional currency.

In preparing our consolidated financial statements, the financial statements of subsidiaries are translated at period-end exchange rates for assets and liabilities and at weighted-average rates for revenue and expenses.  The resulting translation adjustments are recognized in other comprehensive income (loss), or OCI.  The non-cash translation adjustment in accumulated OCI was a loss of $1.4 million for the three months ended September 30, 2015 and a gain of $69,000 for the three months ended September 30, 2016.  These adjustments primarily related to the translation of U.S. dollar-denominated bank accounts within Nexvet Australia’s balance sheet to the U.S. dollar presentation currency of the consolidated balance sheet.

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

Net loss excluding exchange (loss) gain for the three months ended September 30, 2016 and 2015, and a reconciliation to net loss in each respective period, is presented below:

	Three Months Ended September 30,
	2016	2015
	(in thousands)
Net loss as reported	$(5,095)	$(3,960)
Exchange (loss) gain	(81)	1,027
Net loss excluding exchange (loss) gain	$(5,014)	$(4,987)

Comparison of Three Months Ended September 30, 2016 to Three Months Ended September 30, 2015

Research and Development Expense

Research and development expense for the three months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended September 30,
	2016	2015
	(in thousands)
Payroll and related	$1,620	$1,067
Consulting	20	90
Development costs	1,826	2,568
Total	$3,466	$3,725

Research and development expense decreased $0.2 million, or 6%, from $3.7 million in the three months ended September 30, 2015 to $3.5 million in the three months ended September 30, 2016.  The decrease was primarily attributable to a $0.7 million decrease in development costs offset by a $0.5 million increase in payroll and related costs.  Development costs decreased as we had completed our pilot and piotal safety and efficacy studies for ranevetmab in prior periods.  Payroll and related costs increased as we continued to build our research and development team, including expanding the team at our manufacturing facility.

In the three months ended September 30, 2016 and 2015, outsourced development costs were $0.3 million and $1.3 million, respectively, for ranevetmab, $0.6 million and $0.8 million, respectively, for frunevetmab, and $0.9 million and $0.5 million, respectively, for general research.

In the three months ended September 30, 2016 and 2015, research and development expense associated with our manufacturing facility in Ireland was $1.1 million and $nil, respectively.

General and Administrative Expense

General and administrative expense for the three months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended September 30,
	2016	2015
	(in thousands)
Payroll and related	$1,045	$1,011
Consulting and legal fees	806	437
Other costs	382	422
Total	$2,233	$1,870

General and administrative expense increased by $0.3 million, or 16%, from $1.9 million in the three months ended September 30, 2015 to $2.2 million in the three months ended September 30, 2016.  The $0.3 million increase was primarily attributable to consulting and legal costs associated with our consideration of strategic, business development and other opportunities.

Research and Development Income

Research and development income decreased by $0.1 million, or 15%, from $0.6 million in the three months ended September 30, 2015 to $0.5 million in the three months ended September 30, 2016, primarily due to a decrease in qualifying expenditures as lead programs progressed from the research phase (where expenditure is predominantly incurred in Australia) into the clinical and manufacturing scale-up phases (where expenditure is predominantly incurred outside of Australia).

Government Grant Income

In the three months ended September 30, 2016 and 2015, we recognized $0.2 million and $nil under the IDA grant award, respectively.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception.  As of September 30, 2016, we had an accumulated deficit of $48.1 million. Prior to becoming a public company, we raised aggregate gross proceeds of $41.4 million from the private sale of preference shares, ordinary shares, convertible notes and warrants. In February and March 2015, we raised further aggregate gross proceeds of $41.8 million with aggregate net proceeds of $38.0 million, after deducting the underwriting discount of $2.9 million and offering expenses of $0.9 million payable by us, from the sale of ordinary shares in our initial public offering.  We believe our unrestricted cash balance of $24.6 million as of September 30, 2016 will be sufficient to fund our anticipated level of operations for at least the next 12 months.  For the foreseeable future, we expect to continue to incur losses, which will increase from historical levels as we expand our product development activities, seek regulatory approvals for our lead product candidates and begin commercialization activities in anticipation of regulatory approval.

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
•

the costs involved in preparing and, filing, prosecuting, maintaining our patents, opposing patent claims of third parties and, defending and enforcing any patent claims brought against us, including litigation costs and the outcome of such litigation.

Cash Flows

The following table shows a summary of our cash flows for the periods set forth below:

	Three Months Ended September 30,
	2016	2015
	(in thousands)
Net cash used in operating activities	$(6,384)	$(973)
Net cash used in investing activities	(553)	(2,029)
Net cash provided by financing activities	20	6

Net Cash Used in Operating Activities

For the three months ended September 30, 2016, net cash used in operating activities was $6.4 million.  Net cash used in operating activities was primarily attributable to our net loss of $5.1 million and by changes in our operating assets and liabilities of $1.9 million (principally comprising a decrease of $1.4 million in accounts payable, accrued expenses, other liabilities and deferred income and an increase of $0.5 million in other income receivable), offset by non-cash share-based compensation expense of $0.5 million and non-cash depreciation and amortization of $0.2 million.

For the three months ended September 31, 2015, net cash used in operating activities was $1.0 million.  Net cash used in operating activities was primarily attributable to our net loss of $4.0 million offset by non-cash share-based compensation expense of $0.5 million and non-cash depreciation and amortization of $0.1 million and by changes in our operating assets and liabilities of $2.4 million (principally comprising a decrease of $2.4 million in other income receivable and a increase of $0.7 million in accounts payable, accrued expenses, other liabilities and deferred income offset by an increase of  $0.7 million in prepaid expenses).

Net Cash Used in Investing Activities

For the three months ended September 30, 2016, net cash used in investing activities was $0.6 million, which was primarily attributable to purchases of property, plant and equipment and intangibles, including $0.5 million of other equipment in our manufacturing facility.

For the three months ended September 30, 2015, net cash used in investing activities was $2.0 million, which was primarily attributable to purchases of property, plant and equipment and intangibles, including $2.0 million for the initial acquisition of manufacturing assets in our facility in Tullamore, Ireland.

Net Cash Provided by Financing Activities

For the three months ended September 30, 2016, net cash provided by financing activities was $20,000, which was attributable to gross proceeds from the exercise or conversion of share awards issued to employees and directors.

For the three months ended September 30, 2015, net cash provided by financing activities was $6,000, which was attributable to gross proceeds from the exercise or conversion of share awards issued to employees and directors.

Contractual Obligations and Commitments

Our contractual obligations and commitments were reported in our annual report on Form 10‑K filed with the SEC on September 2, 2016.  In September 2015, we entered a 10 year lease for a manufacturing facility in Tullamore, Ireland, with an option to purchase the building.  As of September 30, 2016, commitments on this lease totaled $1.1 million.  There have been no other material changes from the contractual obligations and commitments previously disclosed in our annual report on Form 10‑K.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in the use of any off-balance sheet arrangements, such as structured finance entities, special purpose entities or variable interest entities.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP.  The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue, and expenses during the reporting periods.  On an ongoing basis, we evaluate our estimates and judgments, including those described below.  We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that may not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our condensed consolidated financial statements included elsewhere in this report, we believe that the estimates and assumptions involved in the following accounting policies may have the greatest potential impact on our condensed consolidated financial statements.

Research and Development Accruals

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate accrued research and development expenses.  Examples of estimated accrued expenses include fees paid to vendors and clinical sites in connection with our field safety and efficacy studies, to contract research organizations in connection with our proof‑of‑concept, pilot and pivotal safety and efficacy studies and to contract manufacturers in connection with the production of our product candidates and formulated biologics.

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

We use the binomial option-pricing model to determine the fair value of share options.  This determination is affected by our estimated fair value per ordinary share as well as assumptions regarding a number of other complex and subjective variables.  These variables include the fair value of our ordinary shares, the expected term of the share option, our volatility over that expected term, expected dividend yield and risk-free interest rates.  Restricted share units are valued at the fair value of the underlying ordinary shares as of the date of grant. See Note 11 to our consolidated financial statements included elsewhere in this report for further details.

In addition to these assumptions, we estimate forfeitures based upon our historical experience.  At each period end, we review the estimated forfeiture rate and make changes as factors affecting the forfeiture rate calculations and assumptions change.

If any assumptions used in the binomial option-pricing model change significantly, share-based compensation for future awards may differ materially compared with the awards granted previously.  For the three months ended September 30, 2016 and 2015, share-based compensation expense was $0.5 million and $0.4 million, respectively.  We had an aggregate of $4.3 million of unrecognized share-based compensation expense for share awards outstanding as of September 30, 2016, which we expect to recognize over an estimated period of 4.4 years.

As permitted by Australian law, the board of directors of Nexvet Australia historically granted share options and restricted share units with an exercise or conversion price of zero. Because Irish law requires the payment to an issuer of at least the nominal value of shares in order to acquire such shares from the issuer, any options or restricted share units with a zero exercise or conversion price became exercisable or convertible, as applicable, at the nominal value per ordinary share in August 2014.  This nominal value became $0.10 per ordinary share in September 2014 and was revised to $0.125 per ordinary share in connection with the four-for-five share consolidation in November 2014. Contemporaneously with these awards and based upon information available at the time of grant, the board of directors, with the assistance of management, also determined the fair value of the shares underlying these awards for financial reporting purposes.  The intention has been that all awards granted have been ascribed a value per ordinary share for financial reporting purposes equal to the fair value per ordinary share underlying those awards on the date of grant.  Prior to our initial public offering, when there was no public trading market for our ordinary shares, and in accordance with the American Institute of

Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, our board of directors has exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our ordinary shares at each grant date.  These factors included:

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

As of September 30, 2016, we had total deferred tax assets of $6.8 million.  Our management has evaluated the factors bearing upon the ability to realize our deferred tax assets, which are comprised largely of tax loss carry forwards.  Our management concluded that a full valuation allowance was necessary to offset our net deferred tax assets due to our lack of taxable income prospects for the foreseeable future.

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

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) Identifying Performance Obligations and Licensing. The guidance clarifies that an entity should recognize revenue to depict the transfer of promised goods or services to customers that reflects the consideration and revenue to which the entity expects to be entitled in exchange for those goods, services or performance obligations.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments.  This guidance relates to eight specific cash flow issues and their appropriate disclosure and classifications.  The eight specific cash flow issues are: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle.  This guidance will become effective for us for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  We do not expect the adoption of this guidance to have a material impact on our consolidated results of operations, financial position or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our cash as of September 30, 2016 was deposited with several large commercial banks located in the U.S., Australia and Ireland.  Our primary exposure to market risk for our cash is interest income sensitivity, which is affected by changes in the general level of U.S. and, to a lesser extent, Australian interest rates.  However, because our cash is held in bank accounts, a sudden change in the interest rates associated with our cash balances would not be expected to have a material impact on our financial condition or results of operations.

We do not have any major foreign currency or derivative financial instruments.  Cash is predominantly held in U.S. dollars.  We have operations in different economic environments that use the local currency as the functional currency.  This exposes us to currency exchange fluctuations.

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (pursuant to Rule 13a-15 under the Exchange Act), as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have not been any changes in our internal control over financial reporting (as such term defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Form 10‑K for the year ended June 30, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Initial Public Offering

On February 4, 2015, our registration statement on Form S‑1 (File No. 333-201309) was declared effective by the SEC for our initial public offering, pursuant to which we sold an aggregate of 4.2 million ordinary shares (including the underwriters’ partial exercise of their overallotment option) at a price to the public of $10.00 per share.  Merrill Lynch, Pierce, Fenner & Smith Incorporated, Cowen and Company, LLC, Piper Jaffray & Co. and JMP Securities LLC acted as underwriters.  Following the sale of the securities registered in the registration statement, the offering terminated. On February 10, 2015 and March 11, 2015, we closed the sale of such shares, resulting in aggregate gross proceeds to us of $41.8 million and net proceeds to us of $38.0 million, after deducting the underwriting discount of $2.9 million and offering expenses payable by us of $0.9 million.  As of September 30, 2016, we have used $13.9 million of the proceeds from our initial public offering to fund the purchase of assets in a biologics manufacturing facility in Ireland, program development expenses and associated operating expenses.  We have not made any payments to our directors, officers or persons owning ten percent or more of our ordinary shares or to their associates, or to our affiliates.  Otherwise, there has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on February 5, 2015 pursuant to Rule 424(b).

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

Nexvet Biopharma public limited company

Date: November 4, 2016	By:	/s/ Mark Heffernan
Mark Heffernan, Ph.D.
Chief Executive Officer and Director

Date: November 4, 2016	By:	/s/ Damian Lismore
Damian Lismore
Chief Financial Officer (Principal Financial and Accounting Officer)