Form 10-Q
period 2016-12-31
Nexvet Biopharma plc
filed 2017-02-10
CIK 1618561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

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

As of January 31, 2017, the registrant had approximately 11,752,302 ordinary shares, nominal value $0.125, outstanding.

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

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed consolidated Balance Sheets
(unaudited)

(in thousands, except share and per share amounts)

	December 31,	June 30,
	2016	2016
Assets
Current assets
Cash	$20,482	$31,481
Other income receivable	1,265	2,201
Prepaid expenses and other	1,438	1,280
Total current assets	23,185	34,962
Noncurrent assets
Other income receivable	563	251
Prepaid expenses and other	108	129
Total noncurrent assets	671	380
Property, plant and equipment, net	5,083	4,908
Intangible assets, net	71	74
Total assets	$29,010	$40,324
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$851	$1,729
Accrued expenses and other liabilities	1,951	3,295
Deferred income	23	23
Total current liabilities	2,825	5,047
Noncurrent liabilities
Accrued expenses and other liabilities	72	104
Deferred income	23	37
Total noncurrent liabilities	95	141
Total liabilities	$2,920	$5,188
Commitments and contingencies (Note 12)
Shareholders’ equity
Ordinary shares, $0.125 nominal value per share, 100,000,000 shares authorized as of December 31, and June 30, 2016—11,752,302 and 11,565,133 shares issued and outstanding as of December 31, and June 30, 2016, respectively	$1,469	$1,446
Euro deferred shares, €100 nominal value per share, 400 shares authorized as of December 31, and June 30, 2016—400 shares issued and outstanding as of December 31, and June 30, 2016, respectively	13	13
Additional paid-in capital	82,951	82,030
Accumulated comprehensive loss	(4,816)	(5,333)
Accumulated deficit	(53,527)	(43,020)
Total shareholders’ equity	26,090	35,136
Total liabilities and shareholders’ equity	$29,010	$40,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Revenue
Other	$—	$—	$—	$—
Total revenue	—	—	—	—
Operating Expenses
Research and development	3,753	3,790	7,219	7,515
General and administrative	1,407	1,779	3,640	3,649
Total operating expenses	5,160	5,569	10,859	11,164
Loss from operations	(5,160)	(5,569)	(10,859)	(11,164)
Other Income (Expense)
Research and development income	489	457	970	1,023
Government grant income	181	—	356	4
Exchange (loss) gain	(953)	(618)	(1,034)	410
Interest income	31	39	60	76
Net loss	$(5,412)	$(5,691)	$(10,507)	$(9,651)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.46)	$(0.49)	$(0.90)	$(0.84)
Weighted-average ordinary shares outstanding, basic and diluted	11,740,432	11,506,236	11,721,862	11,474,394
Comprehensive Loss
Net loss	$(5,412)	$(5,691)	$(10,507)	$(9,651)
Net gain (loss) in foreign currency translation adjustments	448	597	517	(844)
Total comprehensive loss	$(4,964)	$(5,094)	$(9,990)	$(10,495)

The accompanying notes are an integral part of these condensed consolidated financial statements.

condensed Consolidated Statements of Changes in Shareholders’ EQUITY

(unaudited)

(in thousands, except share and per share amounts)

	Ordinary Shares		Euro Deferred Shares		Additional Paid-in Capital		Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Share Premium	Other
Balance as of July 1, 2015	11,406,916	$1,426	400	$13	$78,210	$2,065	$(4,481)	$(23,655)	$53,578
Issuance of ordinary shares—conversion of share-based compensation	158,217	$20	—	$—	$1,182	$(1,182)	$—	$—	$20
Share-based compensation expense	—	—	—	—	—	1,755	—	—	1,755
Exchange difference on translation of foreign operations	—	—	—	—	—	—	(852)	—	(852)
Net loss	—	—	—	—	—	—	—	(19,365)	(19,365)
Balance as of June 30, 2016	11,565,133	$1,446	400	$13	$79,392	$2,638	$(5,333)	$(43,020)	$35,136
Issuance of ordinary shares—conversion of share-based compensation	167,169	$21	—	$—	$936	$(936)	$—	$—	$21
Issuance of ordinary shares	20,000	$2			$69				$71
Share-based compensation expense	—	—	—	—	—	852	—	—	852
Exchange difference on translation of foreign operations	—	—	—	—	—	—	517	—	517
Net loss	—	—	—	—	—	—	—	(10,507)	(10,507)
Balance as of December 31, 2016	11,752,302	$1,469	400	$13	$80,397	$2,554	$(4,816)	$(53,527)	$26,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED ConsolidaTed Statements of Cash Flows

(unaudited)

(in thousands, except share and per share amounts)

	Six Months Ended December 31,
	2016	2015
Cash Flows from Operating Activities
Net loss	$(10,507)	$(9,651)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation expense	921	939
Depreciation and amortization expense	397	160
Changes in assets and liabilities:
Other income receivable	624	2,180
Prepaid expenses and other	(137)	(539)
Accounts payable, accrued expenses, other liabilities and deferred income	(2,268)	1,508
Net cash used in operating activities	(10,970)	(5,403)
Cash Flows from Investing Activities
Purchase of property, plant and equipment and intangible assets	(818)	(2,816)
Net cash used in investing activities	(818)	(2,816)
Cash Flows from Financing Activities
Proceeds from issuance of ordinary shares	23	19
Net cash provided by financing activities	23	19
Effect of exchange rate changes on cash	766	(754)
Net decrease in cash	(10,999)	(8,954)
Total Cash at beginning of period	31,481	52,033
Total Cash at end of period	$20,482	$43,079

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

Nexvet’s next most advanced product candidate is frunevetmab.  Following positive proof-of-concept studies, in May 2016 the Company also obtained positive results from a pilot field safety and efficacy study, which enrolled 126 cats with naturally occurring osteoarthritis. The successful completion of these studies have informed preparations for a pivotal field efficacy and safety study and a pivotal target animal safety study, both of which commenced during this quarter. The pivotal field efficacy and safety study is a placebo-controlled, randomized, double-blinded study targeting enrolment of 250 cats with osteoarthritis, and will utilize a comparison of owner-assessed responses, before and after treatment, as its primary endpoint.  The pivotal target animal safety study will examine the safety of frunevetmab in cats according to standard International Cooperation on Harmonization of Technical Requirements for Registration of Veterinary Medicinal Products (VICH) guidance. The Company has obtained protocol concurrence from CVM for both pivotal studies of frunevetmab.

In addition, the Company conducts drug discovery in the areas of immuno-oncology, inflammation and allergy.  In collaboration with Zenoaq, a leading animal health company based in Japan, the Company has used PETization to create fully canine mAbs that bind to the immuno-oncology target known as programmed cell death protein 1 (‘PD-1”) and successfully completed preliminary pharmacokinetic, immunogenicity and safety studies for its anti-PD-1 program.  The Company’s most advanced anti-inflammatory programs consist of mAb candidates targeting tumor necrosis factor (“TNF”).  The Company has used PETization to create fully canine and fully feline mAbs that demonstrate high potency in neutralizing canine and feline TNF.

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

In November 2016, the Company entered into a research collaboration with Genentech, involving use of the Company’s PETization platform.  The parties will conduct a proof-of-concept study, which will be funded by Genentech.

In February 2017, the Company entered into a license agreement with Pfizer Inc. (“Pfizer”), pursuant to which the Company received a non-exclusive license to certain patents in the Pfizer portfolio for anti-NGF antibodies.

Since the Company’s initial public offering, it has focused on clinical development of its most advanced candidates and securing infrastructure to become a vertically integrated veterinary biopharmaceutical company.  The Company is building a pipeline of development candidates derived from PETization in therapeutic areas where human mAbs have had significant impact.

The Company has incurred losses since its inception and had an accumulated deficit of $53.5 million and $43.0 million as of December 31, 2016, and June 30, 2016, respectively.  For the foreseeable future, the Company expects to continue to incur losses and negative cash flows.  To date, the Company has been funded primarily through sales of capital shares.  Management has processes in place to forecast cash usage and is prioritizing ranevetmab, frunevetmab and partnered programs. This is expected to result in reduced expenditures on earlier stage research programs and general and administrative activities.  Management believes the Company’s unrestricted cash of $20.5 million as of December 31, 2016, will be sufficient to fund operations for at least the next 12 months.

The Company will require additional capital until it can generate revenue in excess of operating expenses. The Company may seek funding through public or private equity or debt financing or other sources, such as corporate collaborations and licensing arrangements.  The Company may not be able to obtain financing on acceptable terms, or at all.  The sale of additional equity would result in additional dilution to the Company’s shareholders, and the terms of any financing may adversely affect the rights of these shareholders.  The incurrence of any debt financing could result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict operations.  If the Company is unable to obtain funding, it could be forced to delay, reduce or eliminate research and development programs or commercialization efforts, which could adversely affect the Company’s business prospects.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying interim condensed consolidated financial statements of the Company are reported in U.S. dollars, include the operations of all its wholly‑owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  Such operations include the Company and its subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.  The Company’s fiscal year ends on June 30, and references to any fiscal year are to the Company’s year ended June 30 in that year.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements and related disclosures as of December 31, 2016, and for the three and six months ended December 31, 2016 and 2015 are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of December 31, 2016, and the results of its operations, comprehensive loss and cash flows for the three and six months ended December 31, 2016 and 2015. The financial data and other information disclosed in these notes related to the three and six months ended December 31, 2016 and 2015 are unaudited. The results for the three and six months ended December 31, 2016 and 2015 are not necessarily indicative of results to be expected for a full year, any other interim periods or any future year or period.

These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as of, and for the year ended June 30, 2016 included in the Company’s annual report on Form 10‑K filed with the SEC on September 2, 2016. The condensed consolidated balance sheet data as of June 30, 2016, was derived from audited consolidated financial statements.

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

Diluted net loss per share gives effect to all potentially dilutive securities, including shares issuable upon the exercise or conversion, as applicable, of outstanding warrants, ordinary share options and restricted share units, using the treasury shares method.  The Company has excluded the effects of all potentially dilutive shares, which include warrants to purchase ordinary shares, ordinary share options and restricted share units from the weighted-average number of ordinary shares outstanding as their inclusion in the computation for all periods would be anti-dilutive due to net losses.

Cash

As of December 31, 2016 and June 30, 2016, the Company’s unrestricted cash consisted of cash deposited in a business operating account or in short-term deposit accounts of less than 90 days’ original duration.

Concentration of Credit Risk and Other Risks and Uncertainties

The Company receives research and development income and grants from two sources, the Australian government and the Irish government.

The Company’s cash is deposited with several large commercial banks located in the U.S., Australia and Ireland, limiting the amount of credit exposure to any one financial institution.  The deposits with the financial institutions are federally insured or guaranteed, however, the Company’s cash balances with these financial institutions often exceed the amount insured or guaranteed.

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

Ireland

Nexvet Ireland and BioNua are both eligible under the Research and Development Tax Credit (“R&D Tax Credit”) Guidelines of Ireland to claim a tax credit, up to 25% of eligible research and development expenditure less expenditure already covered by the Industrial Development Agency (Ireland) (“IDA”) grant assistance.  The tax credit is normally offset against corporation tax payable in Ireland.  For companies at the same stage of development as Nexvet Ireland and BioNua, there is the ability to elect to receive the tax credit as a cash payment in three equal amounts, approximately 9, 21 and 33 months after the relevant fiscal year end, subject to meeting certain qualifying criteria.  In this later situation, the relevant company will recognize the cash receivable as other income.

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

Impairment of Long-Lived Assets

The Company reviews its tangible and intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to the estimated undiscounted cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge will be recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairments of long-lived assets during the three and six months ended December 31, 2016 or 2015.

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

Research and Development Expense

Research and development costs are expensed as incurred and consist primarily of (i) payroll and related expense for all employees engaged in scientific research and development functions, including wages, related benefits and share-based compensation, (ii) fees for regulatory, professional and other consultants and (iii) development costs, including costs of drug discovery, safety, proof‑of‑concept, pilot and pivotal safety and efficacy studies, development of biological materials, patent license costs and service providers.  The Company uses its employee and infrastructure resources across multiple development programs.  The Company allocates outsourced development costs by lead product candidates but does not allocate personnel or other internal costs related to development to specific product candidates.  For cost-sharing arrangements for joint research and development activities with third parties, the Company recognizes cost reimbursements as an offset within research and development expense in accordance with the underlying agreements.

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

Ireland

Nexvet Ireland and BioNua are both eligible under the R&D Tax Credit (“R&D Tax Credit”) Guidelines of Ireland to claim a tax credit, up to 25% of eligible research and development expenditure less expenditure already covered by the IDA grant assistance.  The tax credit is normally offset against corporation tax payable in Ireland.  For companies, such as Nexvet Ireland and BioNua, there may be the ability to elect to receive the tax credit as a cash payment in three equal amounts, approximately 9, 21 and 33 months after the relevant fiscal year end, subject to meeting certain qualifying criteria.  In this later situation, the relevant company will recognize the cash receivable as other income.

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

Exchange (Loss) Gain

Exchange (loss) gain consists primarily of losses or gains due to foreign exchange translation, primarily reflecting changes in Australian, Irish and U.S. foreign exchange rates.

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

Total assets, property and equipment, net and total property and equipment additions by geography, reconciled to the consolidated amounts, were as follows as of the dates indicated:

	December 31,	June 30,
	2016	2016
United States	(in thousands)
Total assets	$20,099	$30,809
Property and equipment, net	9	8
Total property and equipment additions	2	7
Australia
Total assets	$2,566	$3,404
Property and equipment, net	1,231	1,186
Total property and equipment additions	170	975
Ireland
Total assets	$6,345	$6,111
Property and equipment, net	3,843	3,714
Total property and equipment additions	636	3,945
Consolidated
Total assets	$29,010	$40,324
Property and equipment, net	5,083	4,908
Total property and equipment additions	808	4,927

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) Intra-Entity Transfer of Assets Other Than Inventory.  This guidance requires that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  This guidance aligns the recognition of income tax consequences for intra-entity transfers of assets other than inventory with International Financial Reporting Standards (IFRS).  This guidance will become effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810) Interest Held through Related Parties That Are under Common Control.  This guidance affects reporting entities that are required to evaluate whether they should consolidate a variable interest entity in certain situations involving entities under common control.  This guidance changes the evaluation of whether a reporting entity is the primary beneficiary.  This guidance will become effective for the Company for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash.  This guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amount generally described as restricted cash or restricted cash equivalents.  Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  This guidance will become effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  The Company does not expect the adoption of this guidance to have a material impact on our consolidated results of operations, financial position or cash flows.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. This guidance assists entities with evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business.  It provides a robust framework to use in determining when a set of assets and activities constitutes a business.  This guidance will become effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company does not expect the adoption of this guidance to have a material impact on our consolidated results of operations, financial position or cash flows.

3. Other Income Receivable

Other income receivable consisted of the following as of the dates indicated:

	December 31,	June 30,
	2016	2016
Current	(in thousands)
Research and development income	$744	$1,809
Government grant receivable	510	374
Other	11	18
Other income receivable	$1,265	$2,201

Noncurrent
Research and development income	$563	$251
Other income receivable	$563	$251

4. Prepaid Expenses and Other

Prepaid expenses and other consisted of the following as of the dates indicated:

	December 31,	June 30,
	2016	2016
Current	(in thousands)
Prepaid expenses	$718	$398
Consumable stores	401	484
Other	319	398
Prepaid expenses and other	$1,438	$1,280

Noncurrent
Prepaid expenses	$108	$129
Prepaid expenses and other	$108	$129

At December 31 and June 30, 2016, restricted cash was $0.1 million and $0.1 million, respectively, and is included in prepaid expenses.  The restricted cash balance relates to a collateral arrangement with a financial institution that requires the Company to maintain a minimum collateral balance of $50,000 in order to access credit card facilities.

5. Property, Plant and Equipment

Property, plant and equipment, consisted of the following as of the dates indicated:

	Computer Equipment	Research and Development Equipment	Office Equipment	Plant and Equipment	Leasehold Improvements	Total
	(in thousands)
Opening balance July 1, 2015	$56	$334	$62	$—	$97	$549
Additions	127	2,780	54	965	1,001	4,927
Disposals	—	(7)	—	—	—	(7)
Depreciation	(41)	(289)	(17)	(77)	(83)	(507)
Exchange rate adjustment	(2)	(9)	(1)	(31)	(11)	(54)
Closing balance June 30, 2016	$140	$2,809	$98	$857	$1,004	$4,908
Additions	$35	$619	$3	$4	$147	$808
Disposals	—	—	—	—	—	—
Depreciation	(30)	(221)	(11)	(59)	(68)	(389)
Exchange rate adjustment	(6)	(142)	(4)	(42)	(50)	(244)
Closing balance as of December 31, 2016	$139	$3,065	$86	$760	$1,033	$5,083

In September 2015, the Company acquired certain manufacturing assets in Ireland as set out below. The Company determined that the transaction did not constitute the acquisition of a business under ASC Topic 805.

Assets Acquired and Consideration
(in thousands)
Assets acquired
Research and development equipment	$380
Plant and equipment	934
Leasehold improvements	663
Total assets acquired	$1,977
Consideration
Cash paid	$1,887
Retention amount initially withheld, now paid	90
Total consideration	$1,977

6. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following as of the dates indicated:

	December 31,	June 30,
	2016	2016
Current	(in thousands)
Payroll and related expenses	$1,017	$1,883
Professional fees	240	297
Research and development costs	694	1,115
Accrued expenses and other liabilities	$1,951	$3,295

Noncurrent
Payroll and related expenses	$61	$97
Other	11	7
Accrued expenses and other liabilities	$72	$104

7. Ordinary Shares

As of December 31, and June 30, 2016, there were 11,752,302 and 11,565,133 ordinary shares outstanding, respectively.

8. Fair Value Measurement

Assets and liabilities carried at fair value on a recurring basis as of December 31, and June 30, 2016, including financial instruments, which the Company accounts for under the fair value option, are summarized in the following tables.

December 31, 2016	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
	(in thousands)
Assets
Cash	$20,482	$—	$—	$20,482

June 30, 2016	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
	(in thousands)
Assets
Cash	$31,481	$—	$—	$31,481

There were no transfers between the levels within the reporting periods.

9. Net Loss Per Share

The calculation of net loss per ordinary share, basic and diluted, for the three and six months ended December 31, 2016 and 2015 is presented below.

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
	(in thousands, except share and per share amounts)
Net loss	$(5,412)	$(5,691)	$(10,507)	$(9,651)
Weighted-average ordinary shares issued and outstanding—basic and diluted	11,740,432	11,506,236	11,721,862	11,474,394
Net loss per ordinary share—basic and diluted	$(0.46)	$(0.49)	$(0.90)	$(0.84)

The following ordinary share equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have an anti-dilutive effect:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Share-based awards	1,421,837	1,052,420	1,421,837	1,052,420
Warrants	1,766,998	1,766,998	1,766,998	1,766,998
Total	3,188,835	2,819,418	3,188,835	2,819,418

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

Option Terms of Issue

The Company previously issued to its employees, consultants and directors under the Company’s Employee Share Option Plan (the “2012 Plan”) ordinary shares subject to an interest-free, limited recourse loan payable to the Company for the purchase price of the ordinary shares.  The 2012 Plan is no longer in use, and all of the limited recourse loans were either repaid in cash or satisfied by the repurchase by the Company of certain ordinary shares subject to such loan.  The Company issued to each former holder of such repurchased ordinary shares an option to purchase a number of ordinary shares equal to the number of ordinary shares repurchased with an exercise price of $6.35 per ordinary share and subject to the Option Terms of Issue.  The options expire in February 2018, consistent with the original repayment date of the loan.

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

In September 2016, the Company awarded a director bonus share award to purchase 20,000 ordinary shares subject to the payment of $0.125 per ordinary share.  The underlying ordinary shares had a grant date fair value of $3.60 per ordinary share.

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

11. Valuation of Share Awards

Prior to February 2015

The fair value of each share option is estimated on the date of grant using the binomial option-pricing model. The Company was a private company until February 2015 and lacked company-specific historical and implied volatility information. Therefore, the Company estimated its expected share volatility based on the historical volatility of its publicly traded peer companies until such time as it had adequate historical data regarding the volatility of its own traded share price. The expected term of the Company’s share options was determined utilizing the “simplified” method as the Company had insufficient historical experience for share options overall, rendering existing historical experience irrelevant to expectations for current grants. The risk-free interest rate was determined by reference to the appropriate reserve bank yield in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield was based on the fact that the Company had never paid cash dividends and did not expect to pay any cash dividends in the foreseeable future. The fair value of the underlying ordinary shares was determined by the Company’s board of directors in accordance with the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.  The board of directors exercised reasonable judgement and considered numerous objective and subjective factors to determine the best estimate of the fair value of our ordinary shares at each grant date, including:

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

Fair Value and Activity

The fair value of the share options awards was estimated using the following assumptions:

	Six Months Ended December 31,	Year Ended June 30,
	2016	2016
Risk free interest rate	n/a	1.7%
Expected term (in years)	n/a	1 - 4 years
Expected volatility	n/a	75%
Forfeiture rate	n/a	7.5%
Expected dividend yield	n/a	zero

The following table summarizes share option activity for fiscal year 2016 and the six months ended December 31, 2016:

	Shares Issuable Under Options	Weighted- Average Exercise Price
Outstanding as of July 1, 2015	776,631	$8.18
Granted	60,000	5.10
Exercised	(126,017)	0.125
Expired or forfeited	—	—
Outstanding as of June 30, 2016	710,614	$9.35
Granted	—	$-
Exercised (1)	(48,796)	0.125
Expired or forfeited	—	—
Outstanding as of December 31, 2016, (1)	661,818	$10.03

Options vested and expected to vest, as of June 30, 2016	371,812	$10.08
Options vested and expected to vest, as of December 31, 2016	454,407	$9.51
(1)	The average intrinsic value of options exercised during the period ended, and outstanding as of December 31, 2016, were $4.41 and $0.53, respectively.

In addition to the share options described above, the Company has granted restricted share units to its directors, employees and consultants. Restricted share units are valued at the fair value of the underlying ordinary shares as of the date of grant. The ordinary shares subject to the restricted share units are generally issued when they vest.  The table below presents the Company’s restricted share unit activity for fiscal year 2016 and the six months ended December 31, 2016:

 Restricted Share Units

	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of July 1, 2015	57,672	$7.48
Granted	306,560	4.25
Converted	(32,200)	7.72
Forfeited	(1,482)	—
Outstanding as of June 30, 2016	330,550	$4.50
Granted	547,842	$3.48
Converted (1)	(118,373)	4.87
Forfeited	—	—
Outstanding as of December 31, 2016 (1)	760,019	$3.75

Converted and expected to convert, as of June 30, 2016	—	$—
Converted and expected to convert, as of December 31, 2016	—	$—
(1)	The average intrinsic value of restricted share units converted during the period ended, and outstanding as of December 31, 2016, were $4.61 and $3.61, respectively.

Share-Based Compensation

The Company recognizes share-based compensation expense for only the portion of awards that are expected to vest. In developing a forfeiture rate estimate, the Company has considered its historical experience to estimate pre-vesting forfeitures for service-based awards. The impact of a forfeiture rate adjustment will be recognized in full in the period of adjustment, and if the actual forfeiture rate is materially different from the Company’s estimate, the Company may be required to record adjustments to share-based compensation expense in future periods.  The weighted-average remaining contract life on all outstanding share options and restricted share units as of December 31, 2016, was 4.24 years and 2.93 years, respectively.

The Company recorded share-based compensation expense related to share options and restricted share units for the three and six months ended December 31, 2016 and 2015 as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
	(in thousands)
Research and development	$191	$193	$358	$402
General and administrative	261	286	563	537
Total	$452	$479	$921	$939

The Company had an aggregate of $3.8 million and $2.9 million of unrecognized share-based compensation expense for share awards outstanding as of December 31, 2016, and June 30, 2016, respectively, which is expected to be recognized over an estimated period of 4.17 years and 4.0 years, respectively.

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

Operating Leases and Purchase Obligations

Commitments consisted of the following as of December 31, 2016:

	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
December 31, 2016	(in thousands)
Operating leases	$1,349	$276	$413	$231	$429
Purchase obligations	613	613	—	—	—
Total	$1,962	$889	$413	$231	$429

 Operating Leases

The Company entered into a lease for its office in Melbourne, Australia commencing December 2013 for a period of five years. As of December 31, and June 30, 2016 commitments totaled $0.2 million and $0.2 million, respectively.  Rent expense was $0.1 million and $0.2 million for the six months ended December 31, 2016 and fiscal year 2016, respectively. Included in rent expense is a build-out incentive of $12,000 and $26,000 for the six months ended December 31, 2016 and fiscal year 2016, respectively. A portion of the incentive paid by the landlord is to be repaid by the Company if the lease is terminated early, determined by the unexpired term of the lease over the original 60‑month lease term.

The Company entered into a lease for a facility in Tullamore, Ireland commencing September 2015 for a period of 10 years, with an option to purchase the building at an arm’s length price to be determined at the time the option is exercised. As of December 31, 2016, commitments on this lease totaled $0.9 million.

The Company entered into a lease in December 2016, for its research facilities in Australia effective January 1, 2016 for a period of three years.  As of December 31, 2016, commitments totaled $0.2 million.

Purchase Obligations

In connection with the development of biologics, the Company had open contracts with suppliers for goods and services of $0.6 million as of December, 31 2016.

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

13. Related Party Transaction

Dr. Andrew Gearing is a former director, a co-founder of the Company and a brother of David Gearing, a co-founder of the Company and its Chief Scientific Officer.  Dr. Andrew Gearing serves on the board of directors of Biocomm Square Pty Ltd. In August 2010 and August 2013, the Company entered into consulting agreements with Biocomm Square Pty Ltd for research and development support services.  These agreements were superseded by a new consulting agreement in December 2013, which was amended in April 2014 and in August 2015. In addition, the Company entered into an agreement with Biocomm Square Pty Ltd in November 2011 for assistance in obtaining partnering arrangements with Japanese entities.  This agreement was amended and terminated in August 2015. The Company recorded expenses of $33,000, $32,000, $48,000 and $90,000 for the three and six months ended December 31, 2016 and 2015, respectively, related to these agreements. As of December 31, 2016, and June 30, 2016, there was $8,000 and $12,000 payable to Biocomm Square Pty Ltd, respectively.

14. Subsequent Events

In February 2017, the Company entered into a license agreement with Pfizer, pursuant to which the Company received a non-exclusive license to certain patents in the Pfizer portfolio for anti-NGF antibodies. Pursuant to this agreement, the Company has agreed to pay Pfizer a $1.0 million upfront license fee, and may pay Pfizer (i) additional amounts based on regulatory and sales milestones and (ii) a low, single-digit royalty based on net sales of the Company’s anti-NGF product candidates for the life of the relevant patents. The upfront license fee will be recognized as research and development expenditure in the third quarter of fiscal year 2017.

Apart from the foregoing, there were no material subsequent events occurring after December 31, 2016 requiring disclosure.

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

Our next most advanced product candidate is frunevetmab.  Following positive proof-of-concept studies, in May 2016 we also obtained positive results from a pilot field safety and efficacy study, which enrolled 126 cats with naturally occurring osteoarthritis. The successful completion of these studies have informed preparations for a pivotal field efficacy and safety study, a pivotal target animal safety study, both of which commenced during this quarter. The pivotal field efficacy and safety study is a placebo-controlled, randomized, double-blinded study targeting enrolment of 250 cats with osteoarthritis and will utilize a comparison of owner- assessed responses, before and after treatment, as its primary endpoint. The pivotal target animal safety study will examine the safety of frunevetmab in cats according to standard International Cooperation of Harmonization of Technical Requirements for Registration of Veterinary Medicinal Products (VICH) guidance. We have obtained protocol concurrence from CVM for both pivotal studies of frunevetmab.

In addition, we conduct drug discovery in the areas on immuno-oncology, inflammation and allergy.  In collaboration with Zenoaq, a leading animal health company based in Japan, we have used PETization to create fully canine mAbs that bind to the immuno-oncology target known as programmed cell death protein 1 (“PD-1”) and successfully completed preliminary pharmacokinetic, immunogenicity and safety studies for our anti-PD-1 program.  Our most advanced anti-inflammatory programs consist of mAb candidates targeting tumor necrosis factor (‘TNF”).  We have used PETization to create fully canine and fully feline mAbs that demonstrate high potency in neutralizing canine and feline TNF.

In September 2015, we secured a biopharmaceutical manufacturing facility in Tullamore, Ireland.  We have reconfigured it to be a dedicated veterinary biopharmaceutical facility with the capability to meet our anticipated future clinical and commercial production needs for drug substance.  The facility is operated by our wholly-owned subsidiary BioNua.

In November 2016, we entered into a research collaboration with Genentech involving use of our PETization platform.  The parties will conduct a proof-of-concept study, which will be funded by Genentech.

In February 2017, we entered into a license agreement with Pfizer Inc. (“Pfizer”), pursuant to which we received a non-exclusive license to certain patents in the Pfizer portfolio for anti-NGF antibodies.

Since our initial public offering, we have focused on clinical development of our most advanced candidates and securing infrastructure to become a vertically integrated veterinary biopharmaceutical company.  We are building a pipeline of development candidates derived from PETization in therapeutic areas where human mAbs have had significant impact.

We have incurred losses since our inception and had an accumulated deficit of $53.5 million and $43.0 million as of December 31, 2016, and June 30, 2016, respectively.  For the foreseeable future, we expect to continue to incur losses and negative cash flows.  To date, we have been funded primarily through sales of capital shares.  We have processes in place to forecast cash usage and we are prioritizing ranevetmab, frunevetmab and partnered programs. This is expected to result in reduced expenditures on earlier stage research programs and general and administrative activities. While management believes our unrestricted cash of $20.5 million as of December 31, 2016, will be sufficient to fund our operations for at least the next 12 months.

We will require additional capital until we can generate revenue in excess of operating expenses. We may seek funding through public or private equity or debt financing or other sources, such as corporate collaborations and licensing arrangements.  We may not be able to obtain financing on acceptable terms, or at all.  The sale of additional equity would result in additional dilution to our shareholders, and the terms of any financing may adversely affect the rights of our shareholders.  The incurrence of any debt financing could result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations.  If we are unable to obtain funding, we could be forced to delay, reduce, or eliminate our research and development programs or commercialization efforts, which could adversely affect our business prospects.

Basis of Presentation

Operating Expenses

The majority of our operating expenses have been research and development activities related to our lead product candidates and general and administrative costs associated with our business.

Research and Development Expense

Research and development costs are expensed as incurred and consist primarily of (i) payroll and related expense for all employees engaged in scientific research and development functions, including wages, related benefits and share-based compensation, (ii) fees for regulatory, professional and other consultants and (iii) development costs, including costs of drug discovery, safety, proof‑of‑concept , pilot and pivotal safety and efficacy studies, development of biological materials, patent license costs and service providers. We use our employee and infrastructure resources across multiple development programs.  We allocate outsourced development costs by lead product candidates, but we do not allocate personnel or other internal costs related to development to specific product candidates.  For cost-sharing arrangements for joint research and development activities with third parties, we recognize cost reimbursements as an offset within research and development expense in accordance with the underlying agreements.

We expect research and development expense to remain near current levels for the foreseeable future, although it may decrease in the near-term as we prioritize our program areas. We expect future research and development costs associated with ranevetmab to be approximately $3.6 million over the next three years.  This includes $0.9 million for the costs of pivotal safety studies and $2.7 million for chemistry, manufacturing and controls (“CMC”) studies, stability studies and regulatory compliance and other miscellaneous costs.  Assuming development costs similar to those anticipated for ranevetmab, we estimate research and development expense for the development of frunevetmab to be approximately $3.6 million which includes $2.1 million for the costs of pivotal safety and efficacy studies and $1.5 million for chemistry, manufacturing and controls (“CMC”) studies, stability studies and regulatory compliance and other miscellaneous costs.

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

General and Administrative Expense

General and administrative expense consists primarily of non-research and development-related payroll and related expense for employees, consultants and directors, including wages, related benefits and share-based compensation.  General and administrative expense also includes professional and consulting fees for legal, accounting, tax services and other general business services, as well other expenses such as travel, rent and facilities costs.  Although we are taking steps to streamline our operations and control expenses, we expect general and administrative expense to increase again when we prepare to commercialize and market our products.

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

Ireland

Nexvet Ireland and BioNua are both eligible under the Research and Development Tax Credit (“R&D Tax Credit”) Guidelines of Ireland to claim a tax credit, up to 25% of eligible research and development expenditure less expenditure already covered by the IDA grant assistance.  The tax credit is normally offset against corporation tax payable in Ireland.  For companies, such as Nexvet Ireland and BioNua, there may be the ability to elect to receive the tax credit as a cash payment in three equal amounts, approximately 9, 21 and 33 months after the relevant fiscal year end, subject to meeting certain qualifying criteria.

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

We recognize government grant income at fair value when there is reasonable assurance that the grant will be received and it is probable that all attaching conditions will be complied with.  When the grant relates to an asset, the fair value is included in the balance sheet as deferred grant income, which is released to income over the expected useful life in a manner consistent with the depreciation method for the relevant asset and subject to meeting other relevant conditions, and it is recorded on the balance sheet as other income receivable until cash is received. When the grant relates to an expense item, it is recognized as income over the periods necessary to match the grant on a systematic basis to the costs that it is intended to compensate, and it is recorded on the balance sheet as other income receivable until cash is received.  We have complied with all requirements of the agreement to date.

Exchange (Loss) Gain

Exchange (loss) gain consists primarily of losses or gains due to foreign exchange translation, primarily reflecting changes in Australian, Irish and U.S. foreign exchange rates. Our reporting currency is U.S. dollars, and the functional currency for most subsidiaries is their local currency.  Foreign currency transactions are translated into the functional currency using the current exchange rate as of the date of the transaction.  At period-end, monetary items denominated in a foreign currency are translated into the functional currency of the relevant entity using the period‑end spot rate.

Interest Income

We earn interest on the cash balances held with financial institutions and recognize interest when earned on an accrual basis over time.

Results of Operations

Results of operations for the three and six months ended December 31, 2016 and 2015 were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
	(in thousands)
Revenue
Other	$—	$—	$—	$—
Total revenue	—	—	—	—
Operating expenses
Research and development	3,753	3,790	7,219	7,515
General and administrative	1,407	1,779	3,640	3,649
Total operating expenses	5,160	5,569	10,859	11,164
Loss from operations	(5,160)	(5,569)	(10,859)	(11,164)
Other income and expense
Research and development income	489	457	970	1,023
Government grant income	181	—	356	4
Exchange (loss) gain	(953)	(618)	(1,034)	410
Interest income	31	39	60	76
Net loss	$(5,412)	$(5,691)	$(10,507)	$(9,651)

Comparison of Three Months Ended December 31, 2016 to Three Months Ended December 31, 2015

Research and Development Expense

Research and development expense for the three months ended December 31, 2016 and 2015 was as follows:

	Three Months Ended December 31,
	2016	2015
	(in thousands)
Payroll and related	$1,649	$1,271
Consulting	41	7
Development costs	2,063	2,512
Total	$3,753	$3,790

Research and development expense was $3.8 million for the three months ended December 31, 2016 and 2015.  Development costs decreased by $0.4 million as we completed our pilot and pivotal safety and efficacy studies for ranevetmab in prior periods.  Payroll and related costs increased by $0.3 million as we continued to build our research and development team at our manufacturing facility.

In the three months ended December 31, 2016 and 2015, outsourced development costs were $0.5 million and $0.9 million, respectively, for ranevetmab, $1.0 million and $1.1 million, respectively, for frunevetmab, and $0.6 million and $0.5 million, respectively, for general research.

In the three months ended December 31, 2016 and 2015, our manufacturing facility in Ireland incurred $1.8 million and $0.4 million, respectively, of total research and development expense.

General and Administrative Expense

General and administrative expense for the three months ended December 31, 2016 and 2015 was as follows:

	Three Months Ended December 31,
	2016	2015
	(in thousands)
Payroll and related	$945	$966
Consulting and legal fees	122	303
Other costs	340	510
Total	$1,407	$1,779

General and administrative expense decreased by $0.4 million, or 21%, from $1.8 million in the three months ended December 31, 2015 to $1.4 million in the three months ended December 31, 2016.  The decrease was primarily attributable to lower consulting and legal costs.

Research and Development Income

Research and development income was $0.5 million in both the three months ended December 31, 2015 and 2016, based on similar levels of qualifying expenditures in those periods under the relevant governmental programs.

Government Grant Income

In the three months ended December 31, 2016 and 2015, we recognized $0.2 million and $nil under the IDA grant award, respectively.

Exchange (loss)

In the three months ended December 31, 2016 and 2015 the exchange loss of $1.0 million and $0.6 million, respectively, primarily related to the translation of U.S. dollar-denominated intercompany accounts and bank account balances of subsidiaries into local currency.

Comparison of Six Months Ended December 31, 2016 to Six Months Ended December 31, 2015

Research and Development Expense

Research and development expense for the six months ended December 31, 2016 and 2015 was as follows:

	Six Months Ended December 31,
	2016	2015
	(in thousands)
Payroll and related	$3,269	$2,338
Consulting	61	97
Development costs	3,889	5,080
Total	$7,219	$7,515

Research and development expense decreased $0.3 million, or 4%, from $7.5 million in the six months ended December 31, 2015 to $7.2 million in the six months ended December 31, 2016.  The decrease was primarily attributable to a $1.2 million decrease in development costs offset by a $1.0 million increase in payroll and related costs.  Development costs decreased as we had completed our pilot and pivotal safety and efficacy studies for ranevetmab in prior periods.  Payroll and related costs increased as we continued to build our research and development team, including expanding the team at our manufacturing facility.

In the six months ended December 31, 2016 and 2015, outsourced development costs were $0.8 million and $2.2 million, respectively, for ranevetmab, $1.6 million and $1.9 million, respectively, for frunevetmab, and $1.5 million and $1.0 million, respectively, for general research.

In the six months ended December 31, 2016 and 2015, our manufacturing facility in Ireland incurred $3.5 million and $0.5 million, respectively, of total research and development expense.

General and Administrative Expense

General and administrative expense for the six months ended December 31, 2016 and 2015 was as follows:

	Six Months Ended December 31,
	2016	2015
	(in thousands)
Payroll and related	$1,990	$1,977
Consulting and legal fees	928	740
Other costs	722	932
Total	$3,640	$3,649

General and administrative expense was $3.6 million for the six months ended December 31, 2016 and 2015.  The $0.2 million increase to consulting and legal costs offset a reduction in other costs. The reduction in other costs were due to less travel in 2016 and change of a contractor in 2015 to a permanent role in 2016.

Research and Development Income

Research and development income was $1.0 million in both the six months ended December 31, 2016 and 2015, based on similar levels of qualifying expenditures in those periods under the relevant governmental programs.

Government Grant Income

In the six months ended December 31, 2016 and 2015, we recognized $0.4 million and $nil under the IDA grant award, respectively.

Exchange(loss) gain

In the six months ended December 31, 2016 the exchange loss of $1.0 million and an exchange gain of $0.4 million for the six months ended December 31, 2015 primarily related to the translation of U.S. dollar-denominated intercompany accounts and bank account balances of subsidiaries into local currency.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception.  As of December 31, 2016, we had an accumulated deficit of $53.5 million. Prior to becoming a public company, we raised aggregate gross proceeds of $41.4 million from the private sale of preference shares, ordinary shares, convertible notes and warrants. In February and March 2015, we raised further aggregate gross proceeds of $41.8 million with aggregate net proceeds of $38.0 million, after deducting the underwriting discount of $2.9 million and offering expenses of $0.9 million payable by us, from the sale of ordinary shares in our initial public offering. We have processes in place to forecast cash usage and are prioritizing ranevetmab, frunevetmab and partnered programs.  This will result in reducing expenditure, or closure, of earlier stage research programs and general and administrative activities. While we believe our unrestricted cash balance of $20.5 million as of December 31, 2016, will be sufficient to fund our operations for at least the next 12 months, we will require additional capital until such time as we can generate revenue in excess of operating expenses.  For the foreseeable future, we expect to continue to incur losses, as we seek regulatory approvals for our lead product candidates and begin commercialization activities in anticipation of regulatory approval.

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

Cash Flows

The following table shows a summary of our cash flows for the periods set forth below:

	Six Months Ended December 31,
	2016	2015
	(in thousands)
Net cash used in operating activities	$(10,970)	$(5,403)
Net cash used in investing activities	(818)	(2,816)
Net cash provided by financing activities	23	19

Net Cash Used in Operating Activities

For the six months ended December 31, 2016, net cash used in operating activities was $11 million.  Net cash used in operating activities was primarily attributable to our net loss of $10.5 million and by changes in our operating assets and liabilities of $1.8 million (principally comprising a decrease of $2.3 million in accounts payable, accrued expenses, other liabilities and deferred income offset by $0.6 million in other income receivable), offset by non-cash share-based compensation expense of $0.9 million and non-cash depreciation and amortization of $0.4 million. A key change in operating assets and liabilities was the receipt of $1.6 million in respect of the 2016 fiscal year research and development income.

For the six months ended December 31, 2015, net cash used in operating activities was $5.4 million.  Net cash used in operating activities was primarily attributable to our net loss of $9.7 million offset by non-cash share-based compensation expense of $0.9 million and non-cash depreciation and amortization of $0.2 million and by changes in our operating assets and liabilities of $3.2 million.  A key change in operating assets and liabilities was the receipt of $3.2 million in respect of the 2015 fiscal year research and development income.

Net Cash Used in Investing Activities

For the six months ended December 31, 2016, net cash used in investing activities was $0.8 million, which was primarily attributable to purchases of property, plant and equipment and intangibles, including $0.5 million of equipment in our manufacturing facility.

For the six months ended December 31, 2015, net cash used in investing activities was $2.8 million, which was attributable to purchases of property, plant and equipment and intangibles, including $2.0 million for the initial acquisition of manufacturing assets in our facility in Tullamore, Ireland.

Net Cash Provided by Financing Activities

For the six months ended December 31, 2016, net cash provided by financing activities was $23,000, which was attributable to gross proceeds from the exercise or conversion of share awards issued to employees and directors.

For the six months ended December 31, 2015, net cash provided by financing activities was $19,000, which was attributable to gross proceeds from the exercise or conversion of share awards issued to employees and directors.

Contractual Obligations and Commitments

Our contractual obligations and commitments were reported in our annual report on Form 10‑K filed with the SEC on September 2, 2016.  In September 2015, we entered a 10-year lease for a manufacturing facility in Tullamore, Ireland, with an option to purchase the building.  As of December 31, 2016, commitments on this lease totaled $1.0 million.  There have been no other material changes from the contractual obligations and commitments previously disclosed in our annual report on Form 10‑K.

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

If any assumptions used in the binomial option-pricing model change significantly, share-based compensation for future awards may differ materially compared with the awards granted previously.  For the three and six months ended December 31, 2016 and 2015, share-based compensation expense was $0.5 million, $0.5 million, $0.9 million and $0.9 million, respectively.  We had an aggregate of $3.8 million of unrecognized share-based compensation expense for share awards outstanding as of December 31, 2016, which we expect to recognize over an estimated period of 4.17 years.

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

As of December 31, 2016, we had total deferred tax assets of $7.1 million.  Our management has evaluated the factors bearing upon the ability to realize our deferred tax assets, which are comprised largely of tax loss carry forwards.  Our management concluded that a full valuation allowance was necessary to offset our net deferred tax assets due to our lack of taxable income prospects for the foreseeable future.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326).  This guidance requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis. The statement of operations reflects the measurement of credit losses for newly recognized financial assets, as well as the expected credit losses during the period. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. This guidance will become effective for for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We do not expect the adoption of this guidance to have a material impact on our consolidated results of operations, financial position or cash flows.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments.  This guidance relates to eight specific cash flow issues and their appropriate disclosure and classifications.  The eight specific cash flow issues are: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle.  This guidance will become effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  We do not expect the adoption of this guidance to have a material impact on our consolidated results of operations, financial position or cash flows.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other Than Inventory.  This guidance requires that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  This guidance aligns the recognition of income tax consequences for intra-entity transfers of assets other tan inventory with International Financial Reporting Standards (IFRS).  This guidance will become effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  We do not expect the adoption of this guidance to have a material impact on our consolidated results of operations, financial position or cash flows.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810) Interest Held through Related Parties That Are under Common Control.  This guidance affects reporting entities that are required to evaluate whether they should consolidate a variable interest entity in certain situations involving entities under common control.  This guidance changes the evaluation of whether a reporting entity is the primary beneficiary.  This guidance will become effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  We do not expect the adoption of this guidance to have a material impact on our consolidated results of operations, financial position or cash flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash.  This guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amount generally described as restricted cash or restricted cash equivalents.  Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  This guidance will become effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  We do not expect the adoption of this guidance to have a material impact on our consolidated results of operations, financial position or cash flows.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. This guidance assists entities with evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business.  It provides a robust framework to use in determining when a set of assets and activities constitutes a business.  This guidance will become effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We do not expect the adoption of this guidance to have a material impact on our consolidated results of operations, financial position or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our cash as of December 31, 2016, was deposited with several large commercial banks located in the U.S., Australia and Ireland.  Our primary exposure to market risk for our cash is interest income sensitivity, which is affected by changes in the general level of U.S. and, to a lesser extent, Australian interest rates.  However, because our cash is held in bank accounts, a sudden change in the interest rates associated with our cash balances would not be expected to have a material impact on our financial condition or results of operations.

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

There have not been any changes in our internal control over financial reporting (as such term defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Form 10‑K for the year ended June 30, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Initial Public Offering

On February 4, 2015, our registration statement on Form S‑1 (File No. 333-201309) was declared effective by the SEC for our initial public offering, pursuant to which we sold an aggregate of 4.2 million ordinary shares (including the underwriters’ partial exercise of their overallotment option) at a price to the public of $10.00 per share.  Merrill Lynch, Pierce, Fenner & Smith Incorporated, Cowen and Company, LLC, Piper Jaffray & Co. and JMP Securities LLC acted as underwriters.  Following the sale of the securities registered in the registration statement, the offering terminated. On February 10, 2015 and March 11, 2015, we closed the sale of such shares, resulting in aggregate gross proceeds to us of $41.8 million and net proceeds to us of $38.0 million, after deducting the underwriting discount of $2.9 million and offering expenses payable by us of $0.9 million.  As of December 31, 2016, we have used $18.2 million of the proceeds from our initial public offering to fund the purchase of assets in a biologics manufacturing facility in Ireland, program development expenses and associated operating expenses.  We have not made any payments to our directors, officers or persons owning ten percent or more of our ordinary shares or to their associates, or to our affiliates other than payments in the ordinary course of business to officers for remuneration and to directors for services provided to our board of directors.  Otherwise, there has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on February 5, 2015 pursuant to Rule 424(b).

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

Nexvet Biopharma public limited company

Date: February 10, 2017	By:	/s/ Mark Heffernan
Mark Heffernan, Ph.D.
Chief Executive Officer and Director

Date: February 10, 2017	By:	/s/ Damian Lismore
Damian Lismore
Chief Financial Officer (Principal Financial and Accounting Officer)