Form 10-Q
period 2017-03-31
Nexvet Biopharma plc
filed 2017-05-11
CIK 1618561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act of 1934.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).    Yes  ☐    No  ☒

As of April 30, 2017, the registrant had approximately 11,916,712 ordinary shares, nominal value $0.125, outstanding.

NEXVET BIOPHARMA PUBLIC LIMITED COMPANY

SPECIAL NOTE REGARDING FORWARD LOOKING StatementS

This Quarterly Report on Form 10‑Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward looking statements consist of all statements other than statements of historical fact, including statements regarding our future results of operations and financial position, potential acquisition by Zoetis, ability to access financing on acceptable terms or at all, results of any current or future pivotal study, future expenditures relating to our lead product candidates, time for completion of any of our studies or facilities upgrades, ability to develop our pipeline of product candidates, business strategy, prospective products, ability to successfully manufacture our own product candidates, ability to meet conditions for the receipt of government grants, time for regulatory submissions or ability to qualify for conditional licensure or obtain product approvals, research and development costs, timing and likelihood of success, plans and objectives of management for future operations, and future results of current and anticipated products.  These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements.  The words “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “plan,” “potential,” “predict,” “project,” “position,” “seek,” “should,” “target,” “will,” “would,” or the negative of these terms or other similar expressions are intended to identify forward looking statements, although not all forward looking statements contain these identifying words.  These forward looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors.

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

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	March 31,	June 30,
	2017	2016
Assets
Current assets
Cash	$14,521	$31,481
Other income receivable	2,816	2,201
Prepaid expenses and other	1,619	1,280
Total current assets	18,956	34,962
Noncurrent assets
Other income receivable	599	251
Prepaid expenses and other	98	129
Total noncurrent assets	697	380
Property, plant and equipment, net	5,020	4,908
Intangible assets, net	72	74
Total assets	$24,745	$40,324
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$1,088	$1,729
Accrued expenses and other liabilities	2,409	3,295
Deferred income	58	23
Total current liabilities	3,555	5,047
Noncurrent liabilities
Accrued expenses and other liabilities	41	104
Deferred income	234	37
Total noncurrent liabilities	275	141
Total liabilities	$3,830	$5,188
Commitments and contingencies (Note 13)
Shareholders’ equity
Ordinary shares, $0.125 nominal value per share, 100,000,000 shares authorized as of March 31, 2017 and June 30, 2016—11,905,639 and 11,565,133 shares issued and outstanding as of March 31, 2017 and June 30, 2016, respectively	$1,488	$1,446
Euro deferred shares, €100 nominal value per share, 400 shares authorized as of March 31, 2017 and June 30, 2016—400 shares issued and outstanding as of March 31, 2017 and June 30, 2016, respectively	13	13
Additional paid-in capital	83,795	82,030
Accumulated comprehensive loss	(4,835)	(5,333)
Accumulated deficit	(59,546)	(43,020)
Total shareholders’ equity	20,915	35,136
Total liabilities and shareholders’ equity	$24,745	$40,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Revenue
Other	$—	$—	$—	$—
Total revenue	—	—	—	—
Operating Expenses
Research and development	5,583	4,260	12,802	11,775
General and administrative	1,605	1,680	5,245	5,329
Total operating expenses	7,188	5,940	18,047	17,104
Loss from operations	(7,188)	(5,940)	(18,047)	(17,104)
Other Income (Expense)
Research and development income	635	418	1,605	1,441
Government grant income	429	—	785	4
Exchange gain (loss)	76	(259)	(958)	151
Interest income	29	36	89	112
Net loss	$(6,019)	$(5,745)	$(16,526)	$(15,396)
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.51)	$(0.50)	$(1.41)	$(1.34)
Weighted-average ordinary shares outstanding, basic and diluted	11,780,865	11,559,056	11,741,242	11,502,409
Comprehensive Loss
Net loss	$(6,019)	$(5,745)	$(16,526)	$(15,396)
Net (loss) gain in foreign currency translation adjustments	(19)	210	498	(634)
Total comprehensive loss	$(6,038)	$(5,535)	$(16,028)	$(16,030)

The accompanying notes are an integral part of these condensed consolidated financial statements.

condensed Consolidated Statements of Changes in Shareholders’ EQUITY

(unaudited)

(in thousands, except share and per share amounts)

	Ordinary Shares		Euro Deferred Shares		Additional Paid-in Capital		Accumulated Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Share Premium	Other	Income (Loss)	Deficit	Equity
Balance as of July 1, 2015	11,406,916	$1,426	400	$13	$78,210	$2,065	$(4,481)	$(23,655)	$53,578
Issuance of ordinary shares—conversion of share-based compensation	158,217	$20	—	$—	$1,182	$(1,182)	$—	$—	$20
Share-based compensation expense	—	—	—	—	—	1,755	—	—	1,755
Exchange difference on translation of foreign operations	—	—	—	—	—	—	(852)	—	(852)
Net loss	—	—	—	—	—	—	—	(19,365)	(19,365)
Balance as of June 30, 2016	11,565,133	$1,446	400	$13	$79,392	$2,638	$(5,333)	$(43,020)	$35,136
Issuance of ordinary shares—conversion of share-based compensation	289,941	$31	—	$—	$1,468	$(1,468)	$—	$—	$31
Issuance of ordinary shares	50,565	$11			$175				$186
Share-based compensation expense	—	—	—	—	—	1,590	—	—	1,590
Exchange difference on translation of foreign operations	—	—	—	—	—	—	498	—	498
Net loss	—	—	—	—	—	—	—	(16,526)	(16,526)
Balance as of March 31, 2017	11,905,639	$1,488	400	$13	$81,035	$2,760	$(4,835)	$(59,546)	$20,915

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED ConsolidaTed Statements of Cash Flows

(unaudited)

(in thousands, except share and per share amounts)

	Nine Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(16,526)	$(15,396)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation expense	1,769	1,351
Depreciation and amortization expense	624	323
Changes in assets and liabilities:
Other income receivable	(963)	1,433
Prepaid expenses and other	(308)	(137)
Accounts payable, accrued expenses, other liabilities and deferred income	(1,358)	2,202
Net cash used in operating activities	(16,762)	(10,224)
Cash Flows from Investing Activities
Purchase of property, plant and equipment and intangible assets	(860)	(3,954)
Net cash used in investing activities	(860)	(3,954)
Cash Flows from Financing Activities
Proceeds from issuance of ordinary shares	38	19
Net cash provided by financing activities	38	19
Effect of exchange rate changes on cash	624	(712)
Net decrease in cash	(16,960)	(14,871)
Total Cash at beginning of period	31,481	52,033
Total Cash at end of period	$14,521	$37,162

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

mAbs are targeted antibodies produced by identical or clonal cells that are engineered to produce a specific mAb and they are a prominent class of therapeutic biologics in humans. Nexvet’s most advanced product candidates are mAbs that target and inhibit the function of nerve growth factor (“NGF”) for the control of pain associated with osteoarthritis in dogs and cats.  NGF is a protein that directs nerve growth and is involved in nerve signaling, including pain signals, and NGF inhibitors (“anti-NGFs”) seek to interrupt those signals to reduce pain.  The Company’s anti-NGF portfolio consists of ranevetmab (formerly “NV-01”) for dogs and frunevetmab (formerly “NV-02”) for cats, both in late-stage clinical development as monthly subcutaneous injectables.

Nexvet’s most clinically advanced product candidate is ranevetmab. The Company’s pivotal efficacy and field safety study of ranevetmab met its primary efficacy endpoint, demonstrating a statistically significant improvement over placebo in the assessed level of pain (p=0.041) as measured using changes in Client-Specific Outcome Measures (“CSOM”) score between enrollment and day 28.  This study’s design was agreed under protocol concurrence with the Center for Veterinary Medicine (“CVM”) at the United States Food and Drug Administration (“FDA”).  Ranevetmab was found to be safe and well tolerated with no significant adverse safety signals observed in the study.  Clinically meaningful magnitudes of benefit and statistically significant differences over placebo were also achieved for the majority of the secondary endpoints measured in the study, which used a monthly subcutaneous injection for three months.  Collectively, the results of this study constitute a substantial body of efficacy data that the Company has filed with the CVM and intends to use as the basis of its planned submissions for marketing authorizations in both the United States (“U.S.”) and Europe. The Company has a master collaboration, supply and distribution agreement, and a specific distribution agreement for ranevetmab, with Virbac S.A. (“Virbac).

Nexvet’s next most advanced product candidate is frunevetmab.  Following positive proof-of-concept studies, in May 2016 the Company also obtained positive results from a pilot field safety and efficacy study, which enrolled 126 cats with naturally occurring osteoarthritis. The successful completion of these studies has informed preparations for a pivotal field efficacy and safety study and a pivotal target animal safety study, both of which commenced in the quarter ended December 2016.  The pivotal field efficacy and safety study is a placebo-controlled, randomized, double-blinded study targeting enrolment of 250 cats with osteoarthritis, and will utilize a comparison of owner-assessed responses, before and after treatment, as its primary endpoint.  As at March 31, 2017, 169 cats had been enrolled in the pivotal field efficacy and safety study.  The pivotal target animal safety study will examine the safety of frunevetmab in cats according to standard International Cooperation on Harmonization of Technical Requirements for Registration of Veterinary Medicinal Products (VICH) guidance. The in-life phase of the pivotal target animal safety study has been completed. The Company has obtained protocol concurrence from CVM for both pivotal studies of frunevetmab.

In addition, the Company conducts drug discovery in the areas of immuno-oncology, inflammation and allergy.  In collaboration with Zenoaq, a leading animal health company based in Japan, the Company has used PETization to create fully canine mAbs that bind to the immuno-oncology target known as programmed cell death protein 1 (‘PD-1”) and have successfully completed preliminary pharmacokinetic, immunogenicity and safety studies for its anti-PD-1 program.

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

In November 2016, the Company entered a research collaboration with Genentech, involving use of the Company’s PETization platform.  The parties will conduct a proof-of-concept study, which will be funded by Genentech.

In February 2017, the Company entered into a license agreement with Pfizer Inc. (“Pfizer”), pursuant to which the Company received a non-exclusive license to certain patents in the Pfizer portfolio for anti-NGF antibodies.

In March 2017, the Company implemented a cost reduction program particularly focused on early stage research programs and general and administrative activities, which resulted in a reduction of 11 employees, including its Chief Scientific Officer.

In April 2017, the Company, Zoetis Inc. and Zoetis Belgium SA, a wholly-owned subsidiary of Zoetis (“Bidco”), entered into a transaction agreement (the “Transaction Agreement”) for a recommended acquisition of the Company, whereby Bidco will acquire all the issued and to be issued share capital of the Company for cash by means of a “scheme of arrangement” under Irish law (the “Acquisition”).  The Transaction Agreement provides that shareholders of the Company will be entitled to receive $6.72 in cash per ordinary share of the Company, including any shares issuable upon exercise of outstanding exercisable or convertible securities, in return for the cancellation of their shares, on the date the scheme of arrangement becomes effective.  This consideration values the entire issued and to be issued share capital of the Company at approximately $85 million.

Since the Company’s initial public offering, it has focused on clinical development of its most advanced candidates and securing infrastructure to become a vertically integrated veterinary biopharmaceutical company.

The Company has incurred losses since its inception and had an accumulated deficit of $59.5 million and $43.0 million as of March 31, 2017, and June 30, 2016, respectively.  For the foreseeable future, the Company expects to continue to incur losses and negative cash flows.  To date, the Company has been funded primarily through sales of capital shares.

The Company will require additional capital until it can generate revenue in excess of operating expenses. The Company has entered into the Transaction Agreement and expect to consummate the Acquisition in the second half of 2017.  However, if the Acquisition is not consummated on this timetable or at all, the Company may need to seek additional financing or significantly change the Company’s operating plan. The Company may seek funding through public or private equity or debt financing or other sources, such as corporate collaborations and licensing arrangements.  The Company may not be able to obtain financing on acceptable terms, or at all.  The sale of additional equity would result in additional dilution to the Company’s shareholders, and the terms of any financing may adversely affect the rights of these shareholders.  The incurrence of any debt financing could result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict operations.  If the Company is unable to obtain funding, it could be forced to delay, reduce or eliminate research and development programs or commercialization efforts, which could adversely affect the Company’s business prospects.

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements, related disclosures and other information as of March 31, 2017, and for the three and nine months ended March 31, 2017 and 2016 are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2017, and the results of its operations, comprehensive loss and cash flows for the three and nine months ended March 31, 2017 and 2016.  The results for the three and nine months ended March 31, 2017 and 2016 are not necessarily indicative of results to be expected for a full year, any other interim periods or any future year or period.

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

Cash

As of March 31, 2017 and June 30, 2016, the Company’s unrestricted cash consisted of cash deposited in a business operating account or in short-term deposit accounts of less than 90 days’ original duration.

Concentration of Credit Risk and Other Risks and Uncertainties

The Company receives research and development income from two sources, the Australian government and the Irish government and grant income from one source, the Irish government.

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

Impairment of Long-Lived Assets

The Company reviews its tangible and intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to the estimated undiscounted cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge will be recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairments of long-lived assets during the three and nine months ended March 31, 2017 or 2016.

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

Foreign Currency

The Company’s functional currency is U.S. dollars, and the functional currency for most subsidiaries is their local currency.  Foreign currency transactions are translated into the functional currency using the exchange rate as of the date of the transaction.  At period end, monetary items denominated in a foreign currency are translated into the functional currency of the relevant entity using the period-end spot rate.

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

Research and Development Expense

Research and development costs are expensed as incurred and consist primarily of (i) payroll and related expense for all employees engaged in scientific research and development functions, including wages, related benefits and share-based compensation, (ii) fees for regulatory, professional and other consultants and (iii) development costs, including costs of drug discovery, safety, proof‑of‑concept, pilot and pivotal safety and efficacy studies, development of biological materials, patent license costs, regulatory costs and service providers.  The Company uses its employee and infrastructure resources across multiple development programs.  The Company allocates outsourced development costs by lead product candidates but does not allocate personnel or other internal costs related to development to specific early stage product candidates.  For cost-sharing arrangements for joint research and development activities with third parties, the Company recognizes cost reimbursements as an offset within research and development expense in accordance with the underlying agreements.

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

Exchange Gain (Loss)

Exchange gain (loss) consists primarily of gains or losses due to foreign exchange translation, primarily reflecting changes in Australian, Irish and U.S. foreign exchange rates.

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

Share-Based Compensation

The Company’s share-based compensation plan (see Note 11) provides for the grant of ordinary share options, restricted share units and other share-based awards.  The fair value of share options is determined as of the date of grant using the binomial option-pricing model.  This method incorporates the fair value of the Company’s ordinary shares on the date of each grant and various assumptions such as the risk-free interest rate, actual volatility or expected volatility based on the historic volatility of peer companies, expected dividend yield, and expected term of the share option.  Restricted share units are valued at the fair value of the underlying ordinary shares as of the date of grant.  The Company classifies share-based compensation expense in the statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified.

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

Total assets, property and equipment, net and total property and equipment additions by geography, reconciled to the consolidated amounts, were as follows as of the dates indicated:

	March 31,	June 30,
	2017	2016
United States	(in thousands)
Total assets	$14,436	$30,809
Property and equipment, net	9	8
Total property and equipment additions	5	7
Australia
Total assets	$3,002	$3,404
Property and equipment, net	1,222	1,186
Total property and equipment additions	170	975
Ireland
Total assets	$7,307	$6,111
Property and equipment, net	3,789	3,714
Total property and equipment additions	670	3,945
Consolidated
Total assets	$24,745	$40,324
Property and equipment, net	5,020	4,908
Total property and equipment additions	845	4,927

Recently Issued Accounting Pronouncements

We evaluate all recently issued accounting pronouncements by the FASB and the following represent those that could or will have a potential impact on our financial statements.

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

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) Identifying Performance Obligations and Licensing.  The guidance clarifies that an entity should recognize revenue to depict the transfer of promised goods or services to customers that reflects the consideration and revenue to which the entity expects to be entitled in exchange for those goods, services, or performance obligations.  This guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40).  This guidance defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.  Under the guidance, management is required to evaluate, for each annual and interim reporting period, whether it is probable that the entity will not be able to meet its obligations as they become due within one year after the date that the financial statements are issued or are available to be issued.  When management identifies substantial doubt about the entity’s ability to continue as a going concern, additional disclosures are required.  This guidance will be effective for annual reporting periods beginning after December 15, 2016.  The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated results of operations, financial position or cash flows although it will require additional disclosure from time to time.

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

3. Going Concern

The accompanying unaudited interim condensed consolidated financial statements have been prepared assuming that we will continue as a going concern.  The Company had net losses for the period from inception through March 31, 2017 of $59.5 million as well as negative cash flow from operating activities which are expected to continue as it funds research and development and general and administrative activities.  Without raising new capital, the Company does not have sufficient cash resources to meet its requirements in the next 12 months.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  Management continues to evaluate various financing alternatives.  Although the Company may not be successful in securing an acceptable alternative, management believes that it will be able to secure any necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

On April 12, 2017, the Company, Zoetis Inc. and Bidco entered into the Transaction Agreement, whereby Bidco will acquire all of the issued and to be issued share capital of the Company for cash pursuant to the Acquisition.  The Acquisition is expected to be consummated in the second half of 2017, and if consummated, the Company would become an indirect, wholly-owned subsidiary of Zoetis Inc., the largest global animal health care company, and as a result it is expected that the Company would be able to obtain sufficient cash resources to meet its requirements in the next 12 months..

These consolidated financial statements do not include any adjustments which may be necessary should we be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required ultimately to attain profitability.

4. Other Income Receivable

Other income receivable consisted of the following as of the dates indicated:

	March 31,	June 30,
	2017	2016
Current	(in thousands)
Research and development income	$1,372	$1,809
Government grant receivable	1,195	374
Other	249	18
Other income receivable	$2,816	$2,201
Noncurrent
Research and development income	$599	$251
Other income receivable	$599	$251

5. Prepaid Expenses and Other

Prepaid expenses and other consisted of the following as of the dates indicated:

	March 31,	June 30,
	2017	2016
Current	(in thousands)
Prepaid expenses	$918	$398
Consumable stores	467	484
Other	234	398
Prepaid expenses and other	$1,619	$1,280

Noncurrent
Prepaid expenses	$98	$129
Prepaid expenses and other	$98	$129

At March 31, 2017 and June 30, 2016, restricted cash was $0.1 million and $0.1 million, respectively, and is included in prepaid expenses.  The restricted cash balance relates to a collateral arrangement with a financial institution that requires the Company to maintain a minimum collateral balance of $50,000 in order to access credit card facilities.

6. Property, Plant and Equipment

Property, plant and equipment, consisted of the following as of the dates indicated:

	Computer Equipment	Research and Development Equipment	Office Equipment	Plant and Equipment	Leasehold Improvements	Total
	(in thousands)
Opening balance July 1, 2015	$56	$334	$62	$—	$97	$549
Additions	$127	$2,780	$54	$965	$1,001	$4,927
Disposals	—	(7)	—	—	—	(7)
Depreciation	(41)	(289)	(17)	(77)	(83)	(507)
Exchange rate adjustment	(2)	(9)	(1)	(31)	(11)	(54)
Closing balance June 30, 2016	$140	$2,809	$98	$857	$1,004	$4,908
Additions	$39	$631	$3	$11	$161	$845
Disposals	—	—	—	—	—	—
Depreciation	(42)	(358)	(17)	(87)	(105)	(609)
Exchange rate adjustment	(3)	(51)	(1)	(33)	(36)	(124)
Closing balance as of March 31, 2017	$134	$3,031	$83	$748	$1,024	$5,020

In September 2015, the Company acquired certain manufacturing assets in Ireland as set out below.  The Company determined that the transaction did not constitute the acquisition of a business under ASC Topic 805.

Assets Acquired and Consideration
(in thousands)
Assets acquired
Research and Development Equipment	$380
Plant and Equipment	934
Leasehold Improvements	663
Total assets acquired	$1,977
Consideration
Cash paid	$1,977

7. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following as of the dates indicated:

	March 31,	June 30,
	2017	2016
Current	(in thousands)
Payroll and related expenses	$1,380	$1,883
Professional fees	360	297
Research and development costs	669	1,115
Accrued expenses and other liabilities	$2,409	$3,295

Noncurrent
Payroll and related expenses	$28	$97
Other	13	7
Accrued expenses and other liabilities	$41	$104

8. Ordinary Shares

As of March 31, 2017 and June 30, 2016, there were 11,905,639 and 11,565,133 ordinary shares outstanding, respectively.

9. Fair Value Measurement

Assets and liabilities carried at fair value on a recurring basis as of March 31, 2017 and June 30, 2016, including financial instruments, which the Company accounts for under the fair value option, are summarized in the following tables.

March 31, 2017	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
	(in thousands)
Assets
Cash	$14,521	$—	$—	$14,521

June 30, 2016	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
	(in thousands)
Assets
Cash	$31,481	$—	$—	$31,481

There were no transfers between the levels within the reporting periods.

10. Net Loss Per Share

The calculation of net loss per ordinary share, basic and diluted, for the three and nine months ended March 31, 2017 and 2016 is presented below.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
	(in thousands, except share and per share amounts)
Net loss	$(6,019)	$(5,745)	$(16,526)	$(15,396)
Weighted-average ordinary shares issued and outstanding—basic and diluted	11,780,865	11,559,056	11,741,242	11,502,409
Net loss per ordinary share—basic and diluted	$(0.51)	$(0.50)	$(1.41)	$(1.34)

The following ordinary share equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have an anti-dilutive effect:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Share-based awards	1,297,031	1,045,938	1,297,031	1,045,938
Warrants	1,766,998	1,766,998	1,766,998	1,766,998
Total	3,064,029	2,812,936	3,064,029	2,812,936

11. Share-Based Awards

As permitted by Australian law, the Company’s board of directors had historically granted share options and restricted share units with an exercise or conversion price, as applicable, of zero to recipients in Australia.  Contemporaneously with these awards and based upon information available at the time of grant, the Company’s board of directors, with the assistance of management, also determined the fair value of the shares underlying these share options for financial reporting purposes.  To determine the best estimate of the fair value of the Company’s ordinary shares at each grant date, the Company’s board of directors considered numerous factors, including contemporaneous third-party valuations, current business conditions and projections, risks inherent to the development of the Company’s research and development programs, including the status of pivotal safety and efficacy studies for its lead product candidates, the Company’s financial condition, the Company’s need for future financing to fund its research and development efforts and the commercialization of its lead product candidates, and other relevant factors.

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

If the Acquisition closes, all awards outstanding under the 2013 Plan will vest.

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

If the Acquisition closes, all awards outstanding under the 2015 Plan will vest.

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

In March 2017, the Company awarded an employee bonus share award to purchase 30,565 ordinary shares subject to the payment of $0.125 per ordinary share.  The underlying ordinary shares had a grant date fair value of $3.605 per ordinary share.

12. Valuation of Share Awards

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

Fair Value and Activity

The fair value of the share options awards was estimated using the following assumptions:

	Three Months Ended March 31,	Year Ended June 30,
	2017	2016
Risk free interest rate	n/a	1.7%
Expected term (in years)	n/a	1 - 4 years
Expected volatility	n/a	75%
Forfeiture rate	n/a	7.5%
Expected dividend yield	n/a	zero

The following table summarizes share option activity for fiscal year 2016 and the nine months ended March 31, 2017:

	Shares Issuable Under Options	Weighted- Average Exercise Price
Outstanding as of July 1, 2015	776,631	$8.18
Granted	60,000	5.10
Exercised	(126,017)	0.125
Expired or forfeited	—	—
Outstanding as of June 30, 2016	710,614	$9.35
Granted	—	$—
Exercised (1)	(70,145)	0.125
Expired or forfeited	(1,910)	0.125
Outstanding as of March 31, 2017 (1)	638,559	$10.39

Options vested and expected to vest, as of June 30, 2016	371,812	$10.08
Options vested and expected to vest, as of March 31, 2017	459,797	$10.02

(1)	The average intrinsic value of options exercised during the period ended, and outstanding as of March 31, 2017, were $4.08 and $0.43, respectively.

In addition to the share options described above, the Company has granted restricted share units to its directors, employees and consultants.  Restricted share units are valued at the fair value of the underlying ordinary shares as of the date of grant.  The ordinary shares subject to the restricted share units are generally issued when they vest.  The table below presents the Company’s restricted share unit activity for fiscal year 2016 and the nine months ended March 31, 2017:

Restricted Share Units

	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding as of July 1, 2015	57,672	$7.48
Granted	306,559	4.25
Converted	(32,200)	7.72
Forfeited	(1,482)	—
Outstanding as of June 30, 2016	330,549	$4.50
Granted	547,842	$3.48
Converted (1)	(219,796)	4.37
Forfeited	(123)	3.48
Outstanding as of March 31, 2017 (1)	658,472	$3.74

Converted and expected to convert, as of June 30, 2016	—	$—
Converted and expected to convert, as of March 31, 2017	—	$—

(1)	The average intrinsic value of restricted share units converted during the period ended, and outstanding as of March 31, 2017, were $4.17 and $3.77, respectively.

Share-Based Compensation

The Company recognizes share-based compensation expense for only the portion of awards that are expected to vest.  In developing a forfeiture rate estimate, the Company has considered its historical experience to estimate pre-vesting forfeitures for service-based awards.  The impact of a forfeiture rate adjustment will be recognized in full in the period of adjustment, and if the actual forfeiture rate is materially different from the Company’s estimate, the Company may be required to record adjustments to share-based compensation expense in future periods.  The weighted-average remaining contract life on all outstanding share options and restricted share units as of March 31, 2017, was 3.98 years and 2.70 years, respectively.

The Company recorded share-based compensation expense related to share options and restricted share units for the three and nine months ended March 31, 2017 and 2016 as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Research and development	$553	$166	$911	$568
General and administrative	295	246	858	783
Total	$848	$412	$1,769	$1,351

The Company had an aggregate of $3.1 million and $2.9 million of unrecognized share-based compensation expense for share awards outstanding as of March 31, 2017, and June 30, 2016, respectively, which would be expected to be recognized over an estimated period of 3.92 years and 4.0 years, respectively.

13. Commitments and Contingencies

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

Operating Leases and Purchase Obligations

Commitments consisted of the following as of March 31, 2017:

	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
March 31, 2017	(in thousands)
Operating leases	$1,312	$292	$381	$234	$405
Purchase obligations	619	619	—	—	—
Total	$1,931	$911	$381	$234	$405

Operating Leases

The Company entered a lease for its office in Melbourne, Australia commencing December 2013 for a period of five years.  As of March 31, 2017 and June 30, 2016 commitments totaled $0.2 million and $0.2 million, respectively.  Rent expense was $0.2 million and $0.2 million for the nine months ended March 31, 2017 and fiscal year 2016, respectively.  Included in rent expense is a build-out incentive of $17,000 and $26,000 for the nine months ended March 31, 2017 and fiscal year 2016, respectively.  A portion of the incentive paid by the landlord is to be repaid by the Company if the lease is terminated early, determined by the unexpired term of the lease over the original 60‑month lease term.

The Company entered a lease for a facility in Tullamore, Ireland commencing September 2015 for a period of 10 years, with an option to purchase the building at an arm’s length price to be determined at the time the option is exercised.  As of March 31, 2017, commitments on this lease totaled $0.9 million.

The Company entered a lease in December 2016, for its research facilities in Australia effective January 1, 2016 for a period of three years.  As of March 31, 2017, commitments totaled $0.2 million.

Purchase Obligations

In connection with the development of biologics, the Company had open contracts with suppliers for goods and services of $0.6 million as of March 31, 2017.

Other

BioNua is eligible under an agreement with the IDA to receive grant income as cash.  BioNua may not, without the prior written consent of the IDA, assign, dispose, mortgage or change any assets which have been funded by the IDA.  The IDA may revoke or reduce the grant if there is a serious breach of the agreement or if the Company enters a form of administration, transfers any intellectual property developed under the grant outside Ireland or disposes of BioNua.  The IDA may require the Company to repay grant income paid previously to the Company if the Company commits a serious breach of the agreement.

14. Related Party Transaction

Dr. Andrew Gearing is a former director, a co-founder of the Company and a brother of David Gearing, a co-founder of the Company and its former Chief Scientific Officer.  Dr. Andrew Gearing serves on the board of directors of Biocomm Square Pty Ltd.  In August 2010 and August 2013, the Company entered into consulting agreements with Biocomm Square Pty Ltd for research and development support services.  These agreements were superseded by a new consulting agreement in December 2013, which was amended in April 2014 and in August 2015.  In addition, the Company entered into an agreement with Biocomm Square Pty Ltd in November 2011 for assistance in obtaining partnering arrangements with Japanese entities.  This agreement was amended and terminated in August 2015.  The Company recorded expenses of $23,000, $37,000, $71,000 and $106,000 for the three and nine months ended March 31, 2017 and 2016, respectively, related to these agreements.  As of March 31, 2017, and June 30, 2016, there was $8,000 and $12,000 payable to Biocomm Square Pty Ltd, respectively.

15. Subsequent Events

In April 2017, the Company, Zoetis Inc. and Bidco entered into the Transaction Agreement for a recommended acquisition of the Company, whereby shareholders of the Company will be entitled to receive $6.72 in cash per ordinary share of the Company, including any shares issuable upon exercise of outstanding exercisable or convertible securities, in return for the cancellation of their shares, on the date the scheme of arrangement becomes effective.  This consideration values the entire issued and to be issued share capital of the Company at approximately $85 million.  The Acquisition is currently expected to be completed in the second half of 2017.

Apart from the foregoing, there were no material subsequent events occurring after March 31, 2017 requiring disclosure.

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

Our next most advanced product candidate is frunevetmab.  Following positive proof-of-concept studies, in May 2016 we also obtained positive results from a pilot field safety and efficacy study, which enrolled 126 cats with naturally occurring osteoarthritis.  The successful completion of these studies has informed preparations for a pivotal field efficacy and safety study, a pivotal target animal safety study, both of which commenced in the quarter ended December 2016.  The pivotal field efficacy and safety study is a placebo-controlled, randomized, double-blinded study targeting enrolment of 250 cats with osteoarthritis and will utilize a comparison of owner-assessed responses, before and after treatment, as its primary endpoint. As at March 31, 2017, 169 cats had been enrolled in the pivotal field efficacy and safety study.  The pivotal target animal safety study will examine the safety of frunevetmab in cats according to standard International Cooperation of Harmonization of Technical Requirements for Registration of Veterinary Medicinal Products (VICH) guidance. The in-life phase of the pivotal target animal safety study has been completed.  We have obtained protocol concurrence from CVM for both pivotal studies of frunevetmab.

In addition, we conduct drug discovery in the areas on immuno-oncology, inflammation and allergy.  In collaboration with Zenoaq, a leading animal health company based in Japan, we have used PETization to create fully canine mAbs that bind to the immuno-oncology target known as programmed cell death protein 1 (“PD-1”) and have successfully completed preliminary pharmacokinetic, immunogenicity and safety studies for our anti-PD-1 program.

In September 2015, we secured a biopharmaceutical manufacturing facility in Tullamore, Ireland.  We have reconfigured it to be a dedicated veterinary biopharmaceutical facility with the capability to meet our anticipated future clinical and commercial production needs for drug substance.  The facility is operated by our wholly-owned subsidiary BioNua.

In November 2016, we entered a research collaboration with Genentech involving use of our PETization platform.  The parties will conduct a proof-of-concept study, which will be funded by Genentech.

In February 2017, we entered into a license agreement with Pfizer Inc. (“Pfizer”), pursuant to which we received a non-exclusive license to certain patents in the Pfizer portfolio for anti-NGF antibodies.

In March 2017, we implemented a cost reduction program particularly focused on early stage research programs and general and administrative activities, which resulted in a reduction of 11 employees, including our Chief Scientific Officer.

In April 2017, we, Zoetis Inc. and Zoetis Belgium SA, a wholly-owned subsidiary of Zoetis (“Bidco”), entered into a transaction agreement (the “Transaction Agreement”) for a recommended acquisition of us by, whereby Bidco will acquire all of our issued and to be issued share capital for cash by means of a “scheme of arrangement” under Irish law (the “Acquisition”).  The Transaction Agreement provides our shareholders will be entitled to receive $6.72 in cash per ordinary share, including any shares issuable upon exercise of outstanding exercisable or convertible securities, in return for the cancellation of their shares, on the date the scheme of arrangement becomes effective.  This consideration values our entire issued and to be issued share capital at approximately $85 million.

Since our initial public offering, we have focused on clinical development of our most advanced candidates and securing infrastructure to become a vertically integrated veterinary biopharmaceutical company.  We are building a pipeline of development candidates derived from PETization in therapeutic areas where human mAbs have had significant impact.

We have incurred losses since our inception and had an accumulated deficit of $59.5 million and $43.0 million as of March 31, 2017, and June 30, 2016, respectively.  For the foreseeable future, we expect to continue to incur losses and negative cash flows.  To date, we have been funded primarily through sales of capital shares.

We will require additional capital until we can generate revenue in excess of operating expenses. We have entered into the Transaction Agreement and expect to consummate the Acquisition in the second half of 2017.  However, if the Acquisition is not consummated on this timetable or at all, we may need to seek additional financing or significantly change our operating plan.  We may seek funding through public or private equity or debt financing or other sources, such as corporate collaborations and licensing arrangements.  We may not be able to obtain financing on acceptable terms, or at all.  The sale of additional equity would result in additional dilution to our shareholders, and the terms of any financing may adversely affect the rights of our shareholders.  The incurrence of any debt financing could result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations.  If we are unable to obtain funding, we could be forced to delay, reduce, or eliminate our research and development programs or commercialization efforts, which could adversely affect our business prospects.

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

We expect research and development expense to remain near current levels for the foreseeable future, although it may decrease in the near-term as we prioritize our program areas and comply with interim operating covenants under the Transaction Agreement.  We expect future research and development costs associated with ranevetmab to be approximately $3.05 million over the next three years.  This includes $0.9 million for the costs of pivotal safety studies and $2.15 million for chemistry, manufacturing and controls (“CMC”) studies, stability studies and regulatory compliance and other miscellaneous costs.  Assuming development costs similar to those anticipated for ranevetmab, we estimate research and development expense for the development of frunevetmab to be approximately $3.05 million which includes $1.65 million for the costs of pivotal safety and efficacy studies and $1.4 million for CMC studies, stability studies and regulatory compliance and other miscellaneous costs.

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

General and Administrative Expense

General and administrative expense consists primarily of non-research and development-related payroll and related expense for employees, consultants and directors, including wages, related benefits and share-based compensation.  General and administrative expense also includes professional and consulting fees for legal, accounting, tax services and other general business services, as well other expenses such as travel, rent and facilities costs.  Although we are taking steps to streamline our operations and control expenses, we expect general and administrative expense to increase in the near-term connection with our consideration of the Acquisition and related matters, and to increase when we prepare to commercialize and market our products.

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

Exchange Gain (Loss)

Exchange gain (loss) consists primarily of gains or losses due to foreign exchange translation, primarily reflecting changes in Australian, Irish and U.S. foreign exchange rates.   Our reporting currency is U.S. dollars, and the functional currency for most subsidiaries is their local currency.  Foreign currency transactions are translated into the functional currency using the current exchange rate as of the date of the transaction.  At period-end, monetary items denominated in a foreign currency are translated into the functional currency of the relevant entity using the period‑end spot rate.

Interest Income

We earn interest on the cash balances held with financial institutions and recognize interest when earned on an accrual basis over time.

Results of Operations

Results of operations for the three and nine months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
	(in thousands)
Revenue
Other	$—	$—	$—	$—
Total revenue	—	—	—	—
Operating expenses
Research and development	5,583	4,260	12,802	11,775
General and administrative	1,605	1,680	5,245	5,329
Total operating expenses	7,188	5,940	18,047	17,104
Loss from operations	(7,188)	(5,940)	(18,047)	(17,104)
Other income and expense
Research and development income	635	418	1,605	1,441
Government grant income	429	—	785	4
Exchange gain (loss)	76	(259)	(958)	151
Interest income	29	36	89	112
Net loss	$(6,019)	$(5,745)	$(16,526)	$(15,396)

Comparison of Three Months Ended March 31, 2017 to Three Months Ended March 31, 2016

Research and Development Expense

Research and development expense for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Payroll and related	$2,436	$1,364
Consulting	26	50
Development costs	3,121	2,846
Total	$5,583	$4,260

Research and development expense increased by $1.3 million, or 31%, from $4.3 million for the three months ended March 31, 2016 to $5.6 million for the three months ended March 31, 2017.  Payroll and related costs increased by $1.1 million as we build our research and development team at our manufacturing facility and incurred $0.7 million of net termination costs associated with our cost reduction program.  Development costs increased by $0.3 million as we progressed our pilot and pivotal safety and efficacy studies for frunevetmab during the period and includes a $1.0 million patent license cost.

In the three months ended March 31, 2017 and 2016, outsourced development costs were $0.9 million and $0.8 million, respectively, for ranevetmab, $1.4 million and $1.0 million, respectively, for frunevetmab, and $0.8 million and $1.0 million, respectively, for general research.

In the three months ended March 31, 2017 and 2016, our manufacturing facility in Ireland incurred $1.6 million and $1.4 million, respectively, of total research and development expense.

General and Administrative Expense

General and administrative expense for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Payroll and related	$1,060	$979
Consulting and legal fees	284	273
Other costs	261	428
Total	$1,605	$1,680

General and administrative expense decreased by $0.1 million, or 4%, from $1.7 million in the three months ended March 31, 2016 to $1.6 million in the three months ended March 31, 2017.  Payroll and related costs included $0.1 million of net termination costs associated with our cost reduction program.

Research and Development Income

Research and development income was $0.6 million and $0.4 million in the three months ended March 31, 2017 and 2016, respectively, based on the levels of qualifying expenditures in those periods under the relevant governmental programs.

Government Grant Income

In the three months ended March 31, 2017 and 2016, we recognized $0.4 million and $nil under the IDA grant award, respectively as the initial claim was made in the fourth quarter of our fiscal year 2016.

Exchange gain (loss)

In the three months ended March 31, 2017 and 2016, we recognized an exchange gain of $0.1 million and exchange loss $0.2 million, respectively, primarily related to the translation of U.S. dollar-denominated intercompany accounts and bank account balances of subsidiaries into local reporting currencies.

Comparison of Nine Months Ended March 31, 2017 to Nine Months Ended March 31, 2016

Research and Development Expense

Research and development expense for the nine months ended March 31, 2017 and 2016 was as follows:

	Nine Months Ended March 31,
	2017	2016
	(in thousands)
Payroll and related	$5,705	$3,702
Consulting	87	147
Development costs	7,010	7,926
Total	$12,802	$11,775

Research and development expense increased $1.0 million, or 8%, from $11.8 million in the nine months ended March 31, 2016 to $12.8 million in the nine months ended March 31, 2017.  The increase was primarily attributable to a $2.0 million increase in payroll and related costs, partially offset by $0.9 million decrease in development costs.  Payroll and related costs increased as we built our research and development team, particularly at our manufacturing facility and incurred $0.7 million of net termination costs associated with our cost reduction program.  Development costs decreased as we had completed our pilot and pivotal safety and efficacy studies for ranevetmab in prior periods and includes a $1.0 million patent license cost.

In the nine months ended March 31, 2017 and 2016, outsourced development costs were $1.6 million and $3.0 million, respectively, for ranevetmab, $3.1 million and $2.9 million, respectively, for frunevetmab, and $2.3 million and $2.0 million, respectively, for general research.

In the nine months ended March 31, 2017 and 2016, our manufacturing facility in Ireland incurred $5.1 million and $1.9 million, respectively, of total research and development expense.

General and Administrative Expense

General and administrative expense for the nine months ended March 31, 2017 and 2016 was as follows:

	Nine Months Ended March 31,
	2017	2016
	(in thousands)
Payroll and related	$3,050	$2,956
Consulting and legal fees	1,212	1,013
Other costs	983	1,360
Total	$5,245	$5,329

General and administrative expense decreased by $0.1 million, or 1.5% from $5.3 million for the nine months ended March 31, 2016 to $5.2 million in the nine months ended March 31, 2017.  Payroll and related costs included $0.1 million of net termination cost associated with our cost reduction program. The $0.2 million increase to consulting and legal fees offset a $0.4 million reduction in other costs. The increase in consulting and legal fees reflected our consideration of strategic, business development and other opportunities, including the Acquisition.  The reduction in other costs were primarily due to reduced travel costs in 2017 and change of a contractor to a permanent role in 2016.

Research and Development Income

Research and development income was $1.6 million and $1.4 million in the nine months ended March 31, 2017 and 2016, based on higher levels of qualifying expenditures.

Government Grant Income

In the nine months ended March 31, 2017 and 2016, we recognized $0.8 million and $nil under the IDA grant award, respectively as the initial claim was made in the fourth quarter of our fiscal year 2016.

Exchange (loss) gain

In the nine months ended March 31, 2017 and 2016, we recognized an exchange loss of $1.0 million and an exchange gain of $0.2 million, respectively primarily related to the translation of U.S. dollar-denominated intercompany accounts and bank account balances of subsidiaries into local reporting currencies.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations since our inception.  As of March 31, 2017, we had an accumulated deficit of $59.5 million.  Prior to becoming a public company, we raised aggregate gross proceeds of $41.4 million from the private sale of preference shares, ordinary shares, convertible notes and warrants.  In February and March 2015, we raised further aggregate gross proceeds of $41.8 million with aggregate net proceeds of $38.0 million, after deducting the underwriting discount of $2.9 million and offering expenses of $0.9 million payable by us, from the sale of ordinary shares in our initial public offering.  For the foreseeable future, we expect to continue to incur losses, as we seek regulatory approvals for our lead product candidates and begin commercialization activities in anticipation of regulatory approval.

We have entered into the Transaction Agreement and expect to consummate the Acquisition in the second half of 2017.  However, if the Acquisition is not consummated on this timetable or at all, we may need to seek additional financing or significantly change our operating plan.  Additional financing may be sought through public or private equity or debt financings or other sources, such as strategic collaborations.  Such financing may result in dilution to shareholders, imposition of debt covenants and repayment obligations or other restrictions that may affect our business.  In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plan.

Our future capital requirements will depend on many factors, including:

•	whether we consummate the Acquisition on the expected timetable, or at all;
•	the scope, progress, results and costs of researching and developing our current or future product candidates, including conducting proof-of-concept and pilot and pivotal safety and efficacy studies;
•	the timing of, and the costs involved in, obtaining regulatory approvals for any of our current or future product candidates;
•	the number and characteristics of the product candidates we pursue;
•	whether we acquire or license any other companies, assets, intellectual property or technologies in the future;
•	the cost of commercialization activities, if any of our current or future product candidates are approved for sale, including marketing, sales and distribution costs;
•	the cost associated with our manufacturing facility, including the cost of manufacturing our current and future product candidates and any approved products we successfully commercialize;
•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;
•	the expenses needed to attract and retain skilled personnel;
•	the costs associated with being a public company; and
•

the costs involved in preparing and, filing, prosecuting, maintaining our patents, opposing patent claims of third parties and, defending and enforcing any patent claims brought against us, including litigation costs and the outcome of such litigation.

We have incurred net losses from inception to March 31, 2017 of $59.5 million as well as negative cash flow from operating activities, which we expect to continue as we fund research and development and general and administrative activities.  Without raising new capital, we do not have sufficient cash resources to meet our requirements in the next 12 months.  These factors raise substantial doubt regarding our ability to continue as a going concern.  Management continues to evaluate various financing alternatives.  Although we may not be successful in securing an acceptable alternative, management believes that it will be able to secure any necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

In April 2017, we, Zoetis Inc. and Bidco entered into the Transaction Agreement, whereby Bidco will acquire all of our issued and to be issued share capital for cash pursuant to the Acquisition.  The Acquisition is expected to be consummated in the second half of 2017, and if consummated, we would become an indirect, wholly-owned subsidiary of Zoetis Inc., the largest global animal health care company, and as a result it is expected that we would be able to obtain sufficient cash resources to meet our requirements in the next 12 months..

Cash Flows

The following table shows a summary of our cash flows for the periods set forth below:

	Nine Months Ended March 31,
	2017	2016
	(in thousands)
Net cash used in operating activities	$(16,762)	$(10,224)
Net cash used in investing activities	(860)	(3,954)
Net cash provided by financing activities	38	19

Net Cash Used in Operating Activities

For the nine months ended March 31, 2017, net cash used in operating activities was $16.8 million.  Net cash used in operating activities was primarily attributable to our net loss of $16.5 million and by changes in our operating assets and liabilities of $2.6 million (principally comprising a decrease of $1.4 million in accounts payable, accrued expenses, other liabilities and deferred income and an increase of $1.0 million in other income receivable), offset by non-cash share-based compensation expense of $1.7 million and non-cash depreciation and amortization of $0.6 million.  A key change in operating assets and liabilities was the receipt of $1.6 million in respect of the 2016 fiscal year research and development income.

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

Net Cash Used in Investing Activities

For the nine months ended March 31, 2017, net cash used in investing activities was $0.9 million, which was primarily attributable to purchases of property, plant and equipment and intangibles, including $0.5 million of equipment in our manufacturing facility.

For the nine months ended March 31, 2016, net cash used in investing activities was $4.0 million, which was attributable to purchases of property, plant and equipment and intangibles, including $2.0 million for the initial acquisition of manufacturing assets in our facility in Tullamore, Ireland.

Net Cash Provided by Financing Activities

For the nine months ended March 31, 2017, net cash provided by financing activities was $38,000, which was attributable to gross proceeds from the exercise or conversion of share awards or shares issued to employees and directors.

For the nine months ended March 31, 2016, net cash provided by financing activities was $19,000, which was attributable to gross proceeds from the exercise or conversion of share awards issued to employees and directors.

Contractual Obligations and Commitments

Our contractual obligations and commitments were reported in our annual report on Form 10‑K filed with the SEC on September 2, 2016.  In September 2015, we entered a 10-year lease for a manufacturing facility in Tullamore, Ireland, with an option to purchase the building.  As of March 31, 2017, commitments on this lease totaled $0.9 million.  There have been no other material changes from the contractual obligations and commitments previously disclosed in our annual report on Form 10‑K.

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

We use the binomial option-pricing model to determine the fair value of share options.  This determination is affected by our estimated fair value per ordinary share as well as assumptions regarding a number of other complex and subjective variables.  These variables include the fair value of our ordinary shares, the expected term of the share option, our volatility over that expected term, expected dividend yield and risk-free interest rates.  Restricted share units are valued at the fair value of the underlying ordinary shares as of the date of grant. See Note 12 to our consolidated financial statements included elsewhere in this report for further details.

In addition to these assumptions, we estimate forfeitures based upon our historical experience.  At each period end, we review the estimated forfeiture rate and make changes as factors affecting the forfeiture rate calculations and assumptions change.

If any assumptions used in the binomial option-pricing model change significantly, share-based compensation for future awards may differ materially compared with the awards granted previously.  For the three and nine months ended March 31, 2017 and 2016, share-based compensation expense was $0.8 million, $0.4 million, $1.8 million and $1.4 million, respectively.  We had an aggregate of $3.1 million of unrecognized share-based compensation expense for share awards outstanding as of March 31, 2017, which we expect to recognize over an estimated period of 3.92 years.

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

As of March 31, 2017, we had total deferred tax assets of $8.7 million.  Our management has evaluated the factors bearing upon the ability to realize our deferred tax assets, which are comprised largely of tax loss carry forwards.  Our management concluded that a full valuation allowance was necessary to offset our net deferred tax assets due to our lack of taxable income prospects for the foreseeable future.

Recently Issued Accounting Pronouncements

We evaluate all recently issued accounting pronouncements by the FASB and the following represent those that could or will have a potential impact on our financial statements.

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

In August 2014, the FASB issued ASU 2014‑15, Presentation of Financial Statements—Going Concern (Subtopic 205‑40).  This guidance defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.  Under the guidance, management is required to evaluate, for each annual and interim reporting period, whether it is probable that the entity will not be able to meet its obligations as they become due within one year after the date that the financial statements are issued or are available to be issued.  When management identifies substantial doubt about the entity’s ability to continue as a going concern, additional disclosures are required.  This guidance will be effective for annual reporting periods beginning after December 15, 2016.  We do not expect the adoption of this guidance to have a material impact on our consolidated results of operations, financial position or cash flows, although it will require additional disclosure from time to time.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326).  This guidance requires that financial assets measured at amortized cost be presented at the net amount expected to be collected.  The allowance for credit losses is a valuation account that is deducted from the amortized cost basis.  The statement of operations reflects the measurement of credit losses for newly recognized financial assets, as well as the expected credit losses during the period.  The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.  Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. This guidance will become effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  We do not expect the adoption of this guidance to have a material impact on our consolidated results of operations, financial position or cash flows.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our cash as of March 31, 2017, was deposited with several large commercial banks located in the U.S., Australia and Ireland.  Our primary exposure to market risk for our cash is interest income sensitivity, which is affected by changes in the general level of U.S. and, to a lesser extent, Australian interest rates.  However, because our cash is held in bank accounts, a sudden change in the interest rates associated with our cash balances would not be expected to have a material impact on our financial condition or results of operations.

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

There have not been any changes in our internal control over financial reporting (as such term defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Form 10‑K for the year ended June 30, 2016, except as set forth below.

There is a substantial doubt about our ability to continue as a “going concern.”

We have incurred net losses from inception to March 31, 2017 of $59.5 million as well as negative cash flow from operating activities, which we expect to continue as we fund research and development and general and administrative activities.  Without raising new capital, we do not have sufficient cash resources to meet our requirements in the next 12 months.  These factors raise substantial doubt regarding our ability to continue as a going concern.  Management continues to evaluate various financing alternatives.  Although we may not be successful in securing an acceptable alternative, management believes that it will be able to secure any necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

In April 2017, we, Zoetis Inc. and Bidco entered into the Transaction Agreement, whereby Bidco will acquire all of our issued and to be issued share capital for cash pursuant to the Acquisition.  The Acquisition is expected to be consummated in the second half of 2017, and if consummated, we would become an indirect, wholly-owned subsidiary of Zoetis Inc., the largest global animal health care company, and as a result it is expected that we would be able to obain sufficient cash resources to meet our requirements in the next 12 months.  However, the Acquisition may not close on the expected time frame or at all.

The announcement and pendency of our agreement to be acquired by Zoetis could adversely affect our business.

On April 13, 2017, we entered into a definitive agreement to be acquired by Zoetis for $6.72 per ordinary share in cash.  Uncertainty about the effects of the Acquisition on our employees, partners and other parties may adversely affect our business. Our employees may experience uncertainty about their roles or seniority following the Acquisition, and we may not be able to retain and attract employees as effectively as we have in the past.  Any loss or distraction of such employees could adversely affect our business and operations. In addition, we have diverted, and will continue to divert, significant management resources towards the completion of the Acquisition, which could adversely affect our business and operations and parties with which we do business may experience uncertainty associated with the Acquisition, including with respect to current or future business relationships with us. Uncertainty may cause licensors, collaborators or others to refrain from or delay doing business with us, which could cause our business to suffer.

The failure to complete the Acquisition with Zoetis could adversely affect our business.

Consummation of the Acquisition is subject to several conditions beyond our control that may prevent, delay, or otherwise adversely affect its completion. A description of such conditions is contained in our Current Report on Form 8-K filed with the SEC on April 18, 2017, and a list of such conditions is set forth on Appendix I to the Rule 2.5 Announcement attached as Exhibit 99.1 to such Current Report and incorporated by reference as Exhibit 99.1 to this Quarterly Report on Form 10-Q. Many of the conditions to consummation of the Acquisition, including obtaining the requisite approvals, are not within our control or the control of Zoetis and neither of us can predict when or if these conditions will be satisfied. If any of these conditions are not satisfied or waived, it is possible that the Acquisition will not be consummated in the expected time frame or that the Transaction Agreement may be terminated. It is also possible that shareholders may file lawsuits challenging the Acquisition, including actions seeking to rescind the Scheme or enjoin the consummation of the Acquisition.

If the Acquisition is not completed, the price of our ordinary shares may drop to the extent that the current market price of our ordinary shares reflects an assumption that the Acquisition will be completed. A failed transaction may result in negative publicity and a negative impression of us in the investment community. Finally, any disruption to our business resulting from the announcement and pendency of the Acquisition and from intensifying competition from our competitors, including any adverse changes in our relationships with our employees, partners and other parties, could continue or accelerate in the event of a failed transaction. Our business, these relationships and our financial condition may be adversely affected, as compared to the condition prior to the announcement of the Acquisition, if it is not consummated.  In addition, if the Acquisition is not consummated in certain circumstances, we may be required to reimburse Zoetis for costs and expenses incurred for the purposes of, in preparation for, or in connection with the Acquisition, and our own costs, fees, expenses or charges incurred in connection with the Acquisition may be greater than expected.  This could leave us without adequate resources to continue our business.

While the Acquisition with Zoetis is pending, we are subject to business uncertainties and contractual restrictions that could harm our operations and the future of our business or result in a loss of employees.

The Transaction Agreement includes restrictions on the conduct of our business prior to the completion of the Acquisition, generally requiring us to conduct our businesses in the ordinary course, consistent with past practice, and subjecting us to a variety of specified limitations absent Zoetis’s prior written consent. We may find that these and other contractual arrangements in the Transaction Agreement may delay or prevent us from or limit our ability to respond effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management and Board of Directors think they may be advisable. The pendency of the Acquisition may also divert management’s attention and our resources from ongoing business and operations. Our employees and customers may have uncertainties about the effects of the Acquisition. In connection with the Acquisition, it is possible that persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the Acquisition. Similarly, current and prospective employees may experience uncertainty about their future roles with us during the period leading up to and following completion of the Acquisition, which may harm our ability to attract and retain key employees. If any of these effects were to occur, it could materially and adversely impact our revenues, earnings and cash flows and other business results and financial condition, as well as the market price of our ordinary shares and our perceived acquisition value, regardless of whether the Acquisition is completed. In addition, whether or not the Acquisition is completed, while it is pending we will continue to incur costs, fees, expenses and charges related to the Acquisition, which may materially and adversely affect our business results and financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Initial Public Offering

On February 4, 2015, our registration statement on Form S‑1 (File No. 333-201309) was declared effective by the SEC for our initial public offering, pursuant to which we sold an aggregate of 4.2 million ordinary shares (including the underwriters’ partial exercise of their overallotment option) at a price to the public of $10.00 per share.  Merrill Lynch, Pierce, Fenner & Smith Incorporated, Cowen and Company, LLC, Piper Jaffray & Co. and JMP Securities LLC acted as underwriters.  Following the sale of the securities registered in the registration statement, the offering terminated.  On February 10, 2015 and March 11, 2015, we closed the sale of such shares, resulting in aggregate gross proceeds to us of $41.8 million and net proceeds to us of $38.0 million, after deducting the underwriting discount of $2.9 million and offering expenses payable by us of $0.9 million.  As of March 31, 2017, we have used $23.8 million of the proceeds from our initial public offering to fund the purchase of assets in a biologics manufacturing facility in Ireland, program development expenses and associated operating expenses.  We have not made any payments to our directors, officers or persons owning ten percent or more of our ordinary shares or to their associates, or to our affiliates other than payments in the ordinary course of business to officers for remuneration and to directors for services provided to our board of directors.  Otherwise, there has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on February 5, 2015 pursuant to Rule 424(b).

Item 6. Exhibits

		Incorporated by Reference			Filed/Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Filing Date
10.1†	Non-Exclusive Patent License Agreement by and between Nexvet Ireland Limited and Pfizer Inc.				X
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges and Preference Share Dividends				X
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a‑14(a)/15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a‑14(a)/15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

†

This exhibit (or portions thereof) has been filed separately with the Commission pursuant to an application for confidential treatment.  The confidential portions of this exhibit have been omitted and are marked by an asterisk.

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

Nexvet Biopharma public limited company

Date: May 11, 2017	By:	/s/ Mark Heffernan
Mark Heffernan, Ph.D.
Chief Executive Officer and Director

Date: May 11, 2017	By:	/s/ Damian Lismore
Damian Lismore
Chief Financial Officer (Principal Financial and Accounting Officer)